Form 10QSB
period 2003-03-31
ARMOR ENTERPRISES INC
filed 2003-05-14
CIK 1211768

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2003

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from _______to _______
                        Commission file number: 000-32249

                             ARMOR ENTERPRISES, INC.
        (Exact name of small business issuer as specified in its charter)

              Florida                                      65-0853784
(State or other jurisdiction of                (IRS Employee Identification No.)
 incorporation or organization)

                      11789, 79A Avenue, Delta, BC, V4C 1V7
                    (Address of principal executive offices)

                                 (604) 605-0507
                           (Issuer's telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common Stock, $0.001 par value                    13,717,333
                    (Class)                      (Outstanding as of May 1, 2002)

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [X]

                             ARMOR ENTERPRISES, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                            Page
                                                                            ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Balance Sheets......................................................3

Condensed Statements of Operations............................................4

Condensed Statements of Cash Flows............................................5

Statement of Changes in Stockholder's equity..................................6

Notes to Condensed Financial Information......................................7

Item 2   Management's Discussion and Analysis or Plan of Operation............8

Item 3   Controls and Procedures..............................................9

Part II  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K.....................................9

Signatures....................................................................10

Certifications................................................................10


PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                       ARMOR ENTERPRISES, INC.
                                    (A Development Stage Company)
                                           BALANCE SHEETS

                                                                  MARCH 31,     JUNE 30,
                                                                    2003          2002
                                                                 ---------      ---------
                                      ASSETS                    (unaudited)
                                      ------

CURRENT ASSETS
  Cash held in trust by related party                                  --       $  5,238
                                                                 ---------      ---------

               Total Current Assets                                    --          5,238
                                                                 ---------      ---------


                                                                       --       $  5,238
                                                                 =========      =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
     Accounts payable                                            $  1,035       $     --
     Shareholder advances                                                          6,540
     Advances from related party                                    1,418             --
     Accrued payroll                                                6,875          5,000
                                                                 ---------      ---------

               Total Current Liabilities                            9,328         11,540
                                                                 ---------      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, par value $.001, 10,000,000 shares
          authorized, none issued                                      --             --

     Common stock, par value $.001, 100,000,000 shares
          authorized, 13,717,333,000 issued and outstanding        13,717         12,650
     Paid-in capital                                               23,073         17,600
     Contributed capital                                            3,300          2,400
     Deficit accumulated during development stage                 (49,418)       (38,952)
                                                                 ---------      ---------

               Total Stockholders' Equity                          (9,328)        (6,302)
                                                                 ---------      ---------

                                                                 $      0       $  5,238
                                                                 =========      =========

                           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                            ARMOR ENTERPRISES, INC.
                                         (A Development Stage Company)
                                           STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)


                                                                                                          CUMMULATIVE
                                                  THREE MONTHS ENDED         NINE MONTHS ENDED                FROM
                                                       MARCH 31,                 MARCH 31,                JUNE 5, 1998
                                              -------------------------  --------------------------      (INCEPTION) TO
                                                 2003           2002         2003          2002          MARCH 31, 2003
                                              -----------   -----------  -----------   ------------   --------------------
REVENUE                                       $        -    $        -   $        -    $        -     $                 -

EXPENSES:
      General and administrative                   3,755           925       10,465          3,348                 49,418
                                              -----------   -----------  -----------   ------------   --------------------

         Total Expenses                            3,755           925       10,465          3,348                 49,418
                                              -----------   -----------  -----------   ------------   --------------------

NET (LOSS)                                    $   (3,755)   $     (925)  $  (10,465)   $    (3,348)   $           (49,418)
                                              ===========   ===========  ===========   ============   ====================


NET INCOME PER COMMON SHARE-BASIC                  *             *            *             *
                                              ===========   ===========  ===========   ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                  13,717,333    12,650,000   13,124,370     12,650,000
                                              ===========   ===========  ===========   ============


* less than $.01 per share

                                     SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                                      ARMOR ENTERPRISES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                          (DEFICIT)
                                                                                                         ACCUMULATED
                                                       COMMON STOCK                                       DURING THE
                                                ----------------------------    PAID-IN    CONTRIBUTED   DEVELOPMENT
                                                   SHARES           AMOUNT      CAPITAL      CAPITAL        STAGE          TOTAL
                                                ----------------------------  -----------  ----------   --------------   -----------
Balances, inception                                         -    $        -   $        -   $       -    $           -    $        -
  Shares issued January 10, 1998, for services      5,250,000         5,250                                                   5,250
  Net loss for the year                                                                                        (5,250)       (5,250)
                                                --------------   -----------  -----------  ----------   --------------   -----------

BALANCES, JUNE 30, 1998                             5,250,000         5,250            -           -           (5,250)            -
  Shares issued August 31, 1998, for cash              21,000            21          189                                        210
  Shares issued August 31, 1998, for services         976,000           976        8,784                                      9,760
  Shares issued September 30,1998,  for cash            1,000             1            9                                         10
  Shares issued October 12,1998,  for cash              2,000             2           18                                         20
  Net loss for the year                                                                                       (10,000)      (10,000)
                                                --------------   -----------  -----------  ----------   --------------   -----------

BALANCES, JUNE 30, 1999                             6,250,000         6,250        9,000                      (15,250)            -
  2 for 1 forward stock split, August 31, 1999      6,250,000         6,250       (6,250)                                         -
  Shares issued February 8, 2000 for cash             150,000           150       14,850                                     15,000
  Net loss for the year                                                                                        (5,275)       (5,275)
                                                --------------   -----------  -----------  ----------   --------------   -----------

BALANCES, JUNE 30, 2000                            12,650,000        12,650       17,600                      (20,525)        9,725
  Contributed capital-office overhead                                                          1,200                          1,200
  Net loss for the year                                                                                       (14,155)      (14,155)
                                                --------------   -----------  -----------  ----------   --------------   -----------

BALANCES, JUNE 30, 2001                            12,650,000        12,650       17,600       1,200          (34,680)       (3,230)
  Contributed capital-office overhead                                                          1,200                          1,200
  Net loss for the year                                                                                        (4,272)       (4,272)
                                                --------------   -----------  -----------  ----------   --------------   -----------

BALANCES, JUNE 30, 2002                            12,650,000        12,650       17,600       2,400          (38,952)       (6,302)
(UNAUDITED)
  Contributed capital-office overhead                                                            300                            300
  Net loss for the three months                                                                                  (925)         (925)
                                                --------------   -----------  -----------  ----------   --------------   -----------

BALANCES, SEPTEMBER 30, 2002 (UNAUDITED)           12,650,000        12,650       17,600       2,700          (39,877)       (6,927)
  Contributed capital-office overhead                                                            300                            300
  Shares issued December 18, 2002 @ $.0061
    per share for shareholder loan                  1,067,333         1,067        5,473                                      6,540
  Net loss for the three months                                                                                (5,786)       (5,786)
                                                --------------   -----------  -----------  ----------   --------------   -----------

BALANCES, DECEMBER 31, 2002 (UNAUDITED)            13,717,333        13,717       23,073       3,000          (45,663)       (5,873)
  Contributed capital-office overhead                                                            300                            300
  Net loss for the three months                                                                                (3,755)       (3,755)
                                                --------------   -----------  -----------  ----------   --------------   -----------

BALANCES, MARCH 31, 2003 (UNAUDITED)               13,717,333    $   13,717   $   23,073   $   3,300    $     (49,418)   $   (9,328)
                                                ==============   ===========  ===========  ==========   ==============   ===========

                                          SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                            ARMOR ENTERPRISES, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)


                                                                                               CUMMULATIVE
                                                                      NINE MONTHS ENDED           FROM
                                                                          MARCH 31,            JUNE 5, 1998
                                                                  ------------------------    (INCEPTION) TO
                                                                    2003           2002       MARCH 31, 2003
                                                                  ---------      ---------      ---------
 OPERATING ACTIVITIES:
      Net  (loss) from operations                                 $(10,465)      $ (3,348)      $(49,418)
      Contributions to capital                                         900       $    900          3,300
      Capital issued for services                                                                 15,010
      Adjustments to reconcile net (loss) to net
         cash used by operating activities:
            Changes in:
                  Accounts payable                                   1,035                         1,035
                  Trust funds                                        6,655       $    573          1,418
                  Accrued payroll                                    1,875          1,875          6,875
                                                                  ---------      ---------      ---------

            Net Cash provided (Used) by Operating Activities            --             --        (21,780)
                                                                  ---------      ---------      ---------

 FINANCING ACTIVITIES:
       Proceeds from sale of common stock                                                         15,240
       Shareholder loans                                                --             --          6,540
                                                                  ---------      ---------      ---------

            Net Cash provided by Financing Activities                   --             --         21,780
                                                                  ---------      ---------      ---------

NET INCREASE IN CASH                                                    --             --             --

CASH, beginning of period                                                              --             --
                                                                  ---------      ---------      ---------

CASH, end of period                                               $     --       $     --       $     --
                                                                  =========      =========      =========

SUPPLEMENTAL CASH FLOWS INFORMATION

  Common stock issued in exchange for
    shareholder loan                                              $  6,540                      $  6,540
                                                                  =========                     =========

                                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2003 and the results of its operations and cash flows for the three and nine months ended March 31, 2003 and 2002. Operating results for the nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-SB for the year ended June 30, 2002.

Note 2. SHARES ISSUED IN EXCHANGE FOR SHAREHOLDER LOAN

On December 18, 2002, the Company issued 1,067,333 shares in exchange for the outstanding shareholder loan of $6,540 as of that date. The per share price was $.0061.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview
--------

The Company is considered a development stage company with limited assets or capital and with no operations or income since inception. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the Company have been paid for by loans from the President of the Company (see Item 4, Security Ownership of Certain Beneficial Owners and Management). It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and necessary funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a viable corporation.

In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

Plan of Operation
-----------------

During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item I above. Because the Company lacks finds, it may be necessary for the officers and directors to either advance funds to the Company or to incur expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's President and sole Director will defer payment of all accrued compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide his remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds.

As of the date hereof, the Company has engaged its officers and directors and legal counsel to assist in the search for business opportunities. The Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum, from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Results of Operation
--------------------

The Company has had no operations during this reporting period. During the quarterly period covered by this report, the Company received no revenue and incurred expenses of $3,755 stemming from general and administrative expenditures.

Liquidity
---------

As of March 31, 2003 the Company had total current assets of $0 and total liabilities of $9,328.

ITEM 3.  CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 ( c ) of the Securities Exchange Act of 1934 ) as of March 31, 2003 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to February 28, 2003 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

                           PART II: OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1.1    Articles of Incorporation dated June 5, 1998
         3.1.2    Articles of Amendment dated August 31, 1999
         3.2      Bylaws
         99.1     Section 906 Certification of CEO
         99.2     Section 906 Certification of CFO

         -------------
         * Previously filed as an exhibit to the Company's Form 10-SB as filed January 6, 2003

(b)      Reports on Form 8-K filed during the three months ended March 31, 2003.

         No Current Reports on Form 8-K were filed during the three months ended March 31, 2003

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 14, 2003                         Armor Enterprises, Inc.

                                            /s/ Peter Braun
                                            -----------------------------------
                                            Peter Braun
                                            President

CERTIFICATIONS

I, Peter Braun, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Armor Enterprises, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have :

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation date"); and
         (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors:

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and
         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

Date : May 14, 2003


/s/ Peter Braun
------------------------------------
Peter Braun
President