Form 10KSB
period 2003-06-30
ARMOR ENTERPRISES INC
filed 2003-10-14
CIK 1211768

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

                         Commission file number: 0-49670

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

Securities Registered pursuant to section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.      $0

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003. $[______]

Number of outstanding shares of the registrant's par value $0.001 common stock, as of June 30, 2003. 13,717,333

                             ARMOR ENTERPRISES, INC.
                                   FORM 10-KSB
                                      INDEX

                                                                            Page
                                                                            ----
                                     Part I

Item 1. Business...............................................................3

Item 2. Properties.............................................................9

Item 3. Legal Proceedings......................................................9

Item 4. Submission of Matters of a Vote of Security Holders....................9

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder
        Matters................................................................9

Item 6. Management's Discussion and Analysis of Financial
        Condition and Results of Operation....................................11

Item 7. Financial Statements and Supplementary Data...........................12

Item 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure...................................12

                                    Part III

Item 9. Directors and Executive Officers of the Registrant....................12

Item 10. Executive Compensation...............................................14

Item 11. Security Ownership of Certain Beneficial Owners and Management.......14

Item 12. Certain Relationships and Related Transactions.......................15

                                     Part IV

Item 13. Exhibits, Financial Statement Schedule and Reports on Form 8-K.......15

Item 14. Controls and Procedures..............................................16

Signatures ...................................................................16

Part I

ITEM 1.  BUSINESS

When used in this Form 10-KSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB.

General
-------
Armor Enterprises, Inc. (hereinafter "The Company"), a development stage company, was incorporated on June 5, 1998 under the laws of the State of Florida, under the name Armor Software, Inc. having the stated purpose of engaging in any lawful practice or activity. Its Articles of Incorporation provided for authorized capital of one hundred and ten million (110,000,000) shares of which one hundred million (100,000,000) are $0.001 par value Common Stock and ten million (10,000,000) are $0.001 par value preferred stock.

On August 30, 1998, the shareholders of the Company approved an amendment to the Articles of Incorporation, changing the name of the Company to Armor Enterprises, Inc. The amended articles were filed with the State of Florida on August 31, 1998. The Company was formed with the purpose of developing privacy encryption software for the Internet. The Company was unable to raise enough capital to finance its research and development of the software while other larger companies began addressing privacy issues, making the Company's proposed software obsolete. After efforts to develop the business failed, all efforts were abandoned in mid 2000.

The Company then began to consider and investigate potential business opportunities. The Company is considered a development stage company and its principal business purpose now is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status having limited assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company

On March 23, 2001, the Company entered into a Share Exchange Agreement with AirCare Installations, Inc., a British Columbia company carrying on an automotive parts business in British Columbia. Under the terms of the Share Exchange Agreement, the Company exchanged 17,000,000 share of its common stock for all of the issued and outstanding shares of AirCare Installations, Inc. and a private placement financing for $100,000 was to be conducted into the Company.

The terms of the Share Exchange Agreement were not met, and on August 31, 2001, the Company entered into a Share Exchange Termination Agreement which terminated and rendered null and void the Share Exchange Agreement entered into on March 23,2001.

The Company has never engaged in an active trade or business and has never been able to move beyond the development stage since inception. The Company charter was suspended (subject to reinstatement) by the State of Florida in September 2001 for inactivity and failure to pay annual fees and costs. Its active status was reinstated on November 22, 2002, upon payment of all past due fees and costs.

The Company is voluntarily filing its registration statement on Form 10-SB in order to make information concerning itself more readily available to the public. Management believes that being a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), could provide a prospective merger or acquisition candidate with additional information concerning the Company. In addition, management believes that this might make the Company more attractive to an operating business opportunity as a potential business combination candidate. When the registration statement becomes effective, the Company will be obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to continue to voluntarily file these periodic reports under the Exchange Act even if its obligation to file such reports is suspended under applicable provisions of the Exchange Act.

Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any such business combination. Thus, in the event that the Company successfully completes an acquisition or merger with another operating business, the resulting new business must provide audited financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

The Company's principal executive offices are located at: 11789, 79A Avenue, Delta, BC, V4C 1V7.

Business of Issuer
------------------

The Company has no recent operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company.

Management plans to investigate, research and, if justified, potentially acquire or merge with one or more businesses or business opportunities. The Company currently has no commitment or arrangement, written or oral, to participate in any business opportunity and management cannot predict the nature of any potential business opportunity it may ultimately consider. Management will have broad discretion in its search for and negotiations with any potential business or business opportunity.

Sources of Business Opportunities
---------------------------------

The Company intends to use various sources in its search for potential business opportunities including its officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of the Company's lack of capital, it may not be able to retain a fee based professional firm specializing in business acquisitions and reorganizations. Rather, the Company will most likely have to rely on outside sources, not otherwise associated with the Company, that will accept their compensation only after the Company has finalized a successful acquisition or merger

Other than the Company's officers and directors and legal counsel, the Company has not yet engaged any outside consultants for the purpose of searching for potential business opportunities. The Company has also engaged support staff to assist in the filing of this Form 10SB and will continue to engage administrative and other staff on an as-needed basis. The Company does not intend to restrict its search to any specific kind of industry or business. The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development.

Management cannot predict at this time the status or nature of any venture in which the Company may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of, or merger with, an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares.

Management believes that the Company could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.


Evaluation
----------

Once the Company has identified a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of the Company's lack of capital it may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity. Management will not devote full time to finding a merger candidate, and will continue to engage in outside unrelated activities, and anticipates devoting no more than an average of five (5) hours weekly to such undertaking.

In evaluating such potential business opportunities, the Company will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to the Company and its shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity.

Because the Company has not located or identified any specific business opportunity as of the date hereof, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to the Company may involve new and untested products, processes or market strategies, which may not ultimately prove successful.

Form of Potential Acquisition or Merger
---------------------------------------

Presently, the Company cannot predict the manner in which it might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which the Company participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of the Company and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, the Company does not intend to participate in opportunities through the purchase of minority stock positions.

Because of the Company's current status and its concomitant lack of assets or relevant operating history, it is likely that any potential merger or acquisition with another operating business will require substantial dilution of the Company's existing shareholders. There will probably be a change in control of the Company, with the incoming owners of the targeted merger or acquisition candidate taking over control of the Company. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunity candidates, since this issue will depend to a large degree on the economic strength and desirability of each candidate, and correspondent ending relative bargaining power of the parties. However, management will endeavor to negotiate the best possible terms for the benefit of the Company's shareholders as the case arises.

Management does not have any plans to borrow funds to compensate any persons, consultants, promoters, or affiliates in conjunction with its efforts to find and acquire or merge with another business opportunity. Management does not have any plans to borrow funds to pay compensation to any prospective business opportunity, or shareholders, management, creditors, or other potential parties to the acquisition or merger. In either case, it is unlikely that the Company would be able to borrow significant funds for such purposes from any conventional lending sources. In all probability, a public sale of the Company's securities would also be unfeasible, and management does not contemplate any form of new public offering at this time. In the event that the Company does need to raise capital, it would most likely have to rely on the private sale of its securities. Such a private sale would be subject to available exemptions, if any applies. However, no private sales are contemplated by the Company's management at this time. If a private sale of the Company's securities is deemed appropriate in the future, management will endeavor to acquire funds on the best terms available to the Company. However, there can be no assurance that the Company will be able to obtain funding when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to the Company. Although not presently anticipated by management, there is a possibility that the Company might sell its securities to its management or affiliates.

In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities of the Company, may be paid to persons instrumental in facilitating the transaction. The Company has not established any criteria or limits for the determination of a finder's fee, although most likely an appropriate finder's fee will be negotiated between the parties, including the potential business opportunity candidate, based upon economic considerations and reasonable value as estimated and mutually agreed at that time. A finder's fee would only be payable upon completion of the proposed acquisition or merger in the normal case, and management does not contemplate any other arrangement at this time. Management has not actively undertaken a search for, nor retention of, any finder's fee arrangement with any person. It is possible that a potential merger or acquisition candidate would have its own finder's fee arrangement, or other similar business brokerage or investment banking arrangement, whereupon the terms may be governed by a pre-existing contract; in such case, the Company may be limited in its ability to affect the terms of compensation, but most likely the terms would be disclosed and subject to approval pursuant to submission of the proposed transaction to a vote of the Company's shareholders. Management cannot predict any other terms of a finder's fee arrangement at this time. It would be unlikely that a finder's fee payable to an affiliate of the Company would be proposed because of the potential conflict of interest issues. If such a fee arrangement was proposed, independent management and directors would negotiate the best terms available to the Company so as not to compromise the fiduciary duties of the affiliate in the proposed transaction, and the Company would require that the proposed arrangement would be submitted to the shareholders for prior ratification in an appropriate manner.

Management does not contemplate that the Company would acquire or merge with a business entity in which any affiliates of the Company have an interest. Any such related party transaction, however remote, would be submitted for approval by an independent quorum of the Board of Directors and the proposed transaction would be submitted to the shareholders for prior ratification in an appropriate manner. None of the Company's managers, directors, or other affiliated parties have had any contact, discussions, or other understandings regarding any particular business opportunity at this time, regardless of any potential conflict of interest issues. Accordingly, the potential conflict of interest is merely a remote theoretical possibility at this time.

Possible Blank Check Company Status
-----------------------------------

While the Company may be deemed a "shell" company at this time, it does not constitute a "blank check" company under pertinent securities law standards. Accordingly, the Company is not subject to securities regulations imposed upon companies deemed to be "blank check companies." If the Company were to file a registration statement under Securities Act of 1933 and, at such time, priced its shares at less than $5.00 per share and continued to have no specific business plan, it would then be classified as a blank check company.

If in the future the Company were to become a blank check company, adverse consequences could attach to the Company. Such consequences can include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the additional steps required to comply with various federal and state laws enacted for the protection of investors, including so-called "lockup" agreements pending consummation of a merger or acquisition that would take it out of blank check company status.

Many states have statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the companies securities or to undertake any offering of the Company's securities, either debt or equity, until such time as the Company has successfully implemented its business plan described herein. In the event the Company undertakes the filing of a registration statement under circumstances that classifies it as a blank check company the provisions of Rule 419 and other applicable provisions will be complied with.

Rights of Shareholders
----------------------

It is presently anticipated by management that prior to consummating a possible acquisition or merger, the Company will seek to have the transaction ratified by shareholders in the appropriate manner. Most likely, this would require a general or special shareholder's meeting called for such purpose, wherein all shareholder's would be entitled to vote in person or by proxy. In the notice of such a shareholder's meeting and proxy statement, the Company will provide shareholders complete disclosure documentation concerning a potential acquisition of merger candidate, including financial information about the target and all material terms of the acquisition or merger transaction.

Competition
-----------

Because the Company has not identified any potential acquisition or merger candidate, it is unable to evaluate the type and extent of its likely competition. The Company is aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company will be in direct competition with these other public companies in its search for business opportunities and, due to the Company's lack of funds, it may be difficult to successfully compete with these other companies.

As of the date hereof, the Company does not have any employees and has no plans for retaining employees until such time as the Company's business warrants the expense, or until the Company successfully acquires or merges with an operating business. The Company may find it necessary to periodically hire part-time clerical help on an as-needed basis.

Facilities
----------

The Company is currently using as its principal place of business the office of its President located North Vancouver, B.C.

The value of the use of the Company's facilities provided by management is estimated at $100/month. It is contemplated that at such future time as an acquisition or merger transaction may be completed, the Company will secure commercial office space from which it will conduct its business. Until such an acquisition or merger, the Company lacks any basis for determining the kinds of office space or other facilities necessary for its future business. The Company has no current plans to secure such commercial office space. It is also possible that a merger or acquisition candidate would have adequate existing facilities upon completion of such a transaction, and the Company's principal offices may be transferred to such existing facilities.

Industry Segments
-----------------

No information is presented regarding industry segments. The Company is presently a development stage company seeking a potential acquisition of or merger with a yet to be identified business opportunity. Reference is made to the statements of income included herein in response to Part F/S of this Form 10-SB, for a report of the Company's operating history for the past two fiscal years.


ITEM 2.  PROPERTIES

The information required by this Item 3 is not applicable to this Form 10-SB due to the fact that the Company does not own or control any material property.

ITEM 3.  LEGAL PROCEEDINGS

On May 16, 2002, a Notice of Claim was filed in Small Claims Court in the Province of British Columbia against the Company by two individuals (the "Plaintiffs"). The Plaintiffs claim breach of a verbal contract an are claiming damages of $5,050. The Company denies ever entering into a verbal or other contract with the Plaintiffs and denies all allegations asserted by the Plaintiffs. The Company believes this to be a nuisance lawsuit and intends to vigorously defend against all claims made against it. The Company believes it will be successful in defending its position. However, should the Plaintiffs be successful in the action, the Company does not believe that it will have a material effect on the operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fiscal year covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                     Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No shares of the Company's Common Stock have previously been registered with the Securities and Exchange Commission (the "Commission") or any state securities agency or authority. The Company's common shares are currently quoted on the OTC Bulletin Board under the stock symbol ARME.

The Company's Common Stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the 'Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a5l-l of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a5l-l provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the Company's Common Stock and may affect the ability of shareholders to sell their shares.

At October 14, 2003 there were 35 holders of record of the Company's Common Stock and the Company has issued and outstanding 13,717,333 shares of Common Stock. Of these shares 5,055,000 are free trading and 8,662,333 are restricted. The restricted shares were issued subject to Rule 144 and may not be sold and/or transferred without further registration under the Act or pursuant to an applicable exemption. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares of the Company for at least one year, including any person who may be deemed to be an "affiliate" of the Company (as the term "affiliate" is defined under the Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the Company's common stock during the four calendar weeks preceding such sale, or (ii) 1 % of the shares then outstanding. A person who is not deemed to be an "affiliate" of the Company and who has held restricted shares for at least three years would be entitled to sell such shares without regard to the resale limitations of Rule 144.

On January 21, 2000, in response to a request from the NASD Regulation staff, the Division of Corporation Finance of the SEC issued a staff interpretation on the free trading status of securities initially issued by blank check companies in a number of factual scenarios. Richard Wulff, Chief of the Office of Small Business, opined that in the several scenarios put forward by the NASD, the blank check Issuer would not be able to rely upon the availability of Rule 144 or Section 4(1) of the Securities Act, and the shares issued by the blank check company would not be freely tradeable without registration under the Securities Act. Further information may be found in the NASD Notice to Members 00-49.

Dividend Policy
---------------

The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings, if any, to finance its operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock.

Overview
--------

The Company is considered a development stage company with no assets or capital and with no operations or income since inception. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the Company have been paid for by loans from shareholders and officers of the Company (see Item 4, Security Ownership of Certain Beneficial Owners and Management). It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and necessary funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a viable corporation.

In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

Plan of Operation
-----------------

During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item I above. Because the Company lacks finds, it may be necessary for the officers and directors to either advance funds to the Company or to incur expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's President and sole Director will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is included as a separate Exhibit to this report. Please see pages F-1 through F-9.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the audits of the most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with their report to the subject matter of the disagreement(s).

The principal accountant's report on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope or accounting principles.

                                    Part III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Executive Officers of the Company and their respective ages are as follows:

Name                Age          Position
----                ---          --------

Peter Braun         65           President, Treasurer, Secretary, Director

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors or any committee thereof. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees at this time.

No director, Officer, affiliate or promoter of the Company has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

(b) Identification of Certain Significant Employees.

Strategic matters and critical decisions are handled by the directors and executive officers of the Company.

(c) Family Relationships. None

(d) Business Experience.

The following is a brief account of the business experience during the past five years of each director and executive officer of the Company, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

The business experience of the person listed above during the past five years is as follows:

Peter Braun, Ph.D.
President, Treasurer, Secretary and sole Director
-------------------------------------------------

Dr. Braun began his professional career in 1958, with International Business Machines (IBM), as a Customer Engineer. At the age of 30 he decided to study vocational education, and to complete his doctorate in Educational Psychology at the University of Alberta. He then returned to IBM and served as an Educational Consultant in various worldwide locations, including Belgium, Germany, and Italy.

In 1977, he moved to Canada, changing careers to become a teacher-trainer at the University of British Columbia. He has also taught teacher-preparation courses at California State Polytechnic University. He is internationally well-known for his many teacher training workshops and seminars at Colleges and Universities in Canada and the United States.

Since 1997 to present Dr. Braun has been self-employed in the real estate development market and since August 2001 he has been President of Armor Enterprises, Inc.

(e) Directors Compensation

Directors who are also officers of the Registrant receive no cash compensation for services as a director.

ITEM 10. EXECUTIVE COMPENSATION

Section 16(a) of the Securities Exchange Act of 1934, as amended (The "Exchange Act"), requires the Registrant's officers and directors, and persons who own more than 10% of a registered class of the Registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the Registrant with copies of all
Section 16(a) that they file.

Some of the officers and directors of the Company will not devote more than a portion of their time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflict may require that the company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

EXECUTIVE COMPENSATION

The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any other salaries or other compensation above $100,000 to its officers, directors or employees since inception. Further, the Company has not entered into an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will defer any further compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, to the best knowledge of the Company as of November 25, 2002, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, each director of the Company and all directors and officers of the Company as a group.

Name and Address                         Amount and Nature of           Percent
Beneficial Owner                         Beneficial Ownership           of Class

Peter Braun                                   1,067,333                    7.8%
President, Secretary, Treasurer
and sole Director
11789 - 79A Avenue
Delta, BC  V4C 1V7

Della Breland                                 1,085,000                    7.9%
Box 154
Anola, Manitoba  R0E 0A0

Ray Breland                                   1,085,000                    7.9%
Box 154
Anola, Manitoba  R0E 0A0

Christine Dunn                                1,085,000                    7.9%
Box 8
St. Anne's, Manitoba R5H 1R2

Name and Address                         Amount and Nature of           Percent
Beneficial Owner                         Beneficial Ownership           of Class

Shelly Dunn                                   1,085,000                    7.9%
9692 150-1st Street
Surrey, BC  V3R 8W7

Vern Dunn                                     1,085,000                    7.9%
Box 8
St. Anne's, Manitoba R5H 1R2

Karin Braun                                   1,085,000                    7.9%
#3, 6300 Cottonwood Street
Delta, BC  V4E 3M4

Thomas Braun                                  1,085,000                    7.9%
Suite 309, 837 West Hastings Street
Vancouver, BC  V6C 3N6

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This item is not applicable

                                     Part IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of June 30, 2002 are filed as part of this report.

         (1) Financial statements of Armor Enterprises, Inc.

                                                                            Page

Independent Auditor's Report.................................................F-1

Balance Sheet................................................................F-2

Statement of Operations......................................................F-3

Statement of Stockholders' Equity............................................F-4

Statement of Cash Flows......................................................F-5

Notes to Financial Statements................................................F-6

         (2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (3) Exhibits

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit
Number            Description of Document
------            -----------------------

3.1.1(1) Articles of Incorporation dated June 5, 1998
3.1.2(1) Articles of Amendment dated August 31, 1999
3.2(1)   Bylaws
23(1)    Consent of Ivan Braverman, independent certified public accountant

(1) Previously filed as an exhibit to the Company's Form 10-SB as filed on January 6, 2003 (File No.0-50144)

------------------

b) Reports on Form 8-K

The Company did not file any current reports on Form 8-K during the reporting period.

Item 17.  Controls and Procedures

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of June 30, 2003 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2003 the date of their most evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    October 14, 2003              ARMOR ENTERPRISES, INC.

                                     By: /s/ Peter Braun
                                         ---------------------------------
                                         Peter Braun
                                         President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Peter Braun                   Director                   October 14, 2003
-------------------------
Peter Braun

CERTIFICATIONS

I, Peter Braun, certify that:

1. I have reviewed this annual report on Form 10-KSB of Armor Enterprises, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report ;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 ) for the registrant and have :

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities , particularly during the period in which this annual report is being prepared ;
         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ( the "Evaluation date"); and
         (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date ;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors:

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and
         (b) Any fraud, whether or not material , that involves management or other employees who have a significant role in the registrant's internal controls ; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

Date : October 14, 2003


/s/ Peter Braun
-------------------
Peter Braun
President

INDEPENDENT AUDITOR'S REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
ARMOR ENTERPRISES, INC.
DELTA, BC

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
ARMOR ENTERPRISES, INC.
NORTH VANCOUVER, BC

We have audited the accompanying balance sheet of Armor Enterprises, Inc. (a Florida corporation in the development stage) as of June 30, 2003, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Armor Enterprises, Inc., Inc., as of June 30, 2003, and the results of its operations and its cash flows for each of each of the years in the two year period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has not commenced operations. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and/or achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




Braverman & Company, P.C.
Prescott, Arizona
October 10, 2003

                             ARMOR ENTERPRISES, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                                       JUNE 30,
                                                                         2003
                                                                       ---------
                                     ASSETS
                                     ------

CURRENT ASSETS
  Cash held in trust by related party                                  $    553
                                                                       ---------

               Total Current Assets                                         553
                                                                       ---------


                                                                       $    553
                                                                       =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
     ACCOUNTS PAYABLE                                                  $    455
     Accounts payable-related party                                       2,270
     Accrued payroll                                                      7,500
                                                                       ---------

               Total Current Liabilities                                 10,225
                                                                       ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, par value $.001, 10,000,000 shares
          authorized, none issued                                            --

     Common stock, par value $.001, 100,000,000 shares
          authorized, 12,650,000 issued and outstanding                  13,717
     Paid-in capital                                                     23,073
     Contributed capital                                                  3,600
    (Deficit) accumulated during development stage                      (50,062)
                                                                       ---------

               Total Stockholders' Equity (Deficit)                      (9,672)
                                                                       ---------

                                                                       $    553
                                                                       =========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                                  ARMOR ENTERPRISES, INC.
                              (A Developmanet Stage Company)
                                 STATEMENTS OF OPERATIONS


                                                                             CUMMULATIVE
                                                                                 FROM
                                              YEAR ENDED JUNE 30             JUNE 5, 1998
                                       --------------------------------     (INCEPTION) TO,
                                            2003               2002          JUNE 30, 2003
                                       -------------      -------------      -------------
                                                                              (unaudited)
REVENUES                               $         --       $         --       $         --

EXPENSES:
      General and administrative             11,110              4,272             50,062
                                       -------------      -------------      -------------

           Total Expenses                    11,110              4,272             50,062
                                       -------------      -------------      -------------

NET (LOSS)                             $    (11,110)      $     (4,272)      $    (50,062)
                                       =============      =============      =============


NET INCOME PER COMMON SHARE-BASIC                 *                  *
                                       =============      =============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING             13,272,611         12,650,000
                                       =============      =============


* less than $.01 per share



                      SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                                      ARMOR ENTERPRISES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                                         (DEFICIT)
                                                                                                        ACCUMULATED
                                                      COMMON STOCK                                      DURING THE
                                               ----------------------------    PAID-IN     CONTRIBUTED  DEVELOPMENT
                                                  SHARES           AMOUNT      CAPITAL      CAPITAL        STAGE           TOTAL
                                               ----------------------------   ----------   ----------  ---------------  ------------
Balances, inception                                        -    $        -    $       -    $       -   $            -   $         -
(UNAUDITED)
  Shares issued January 10, 1998, for services     5,250,000         5,250                                                    5,250
  Net (loss) for the year                                                                                      (5,250)       (5,250)
                                               --------------   -----------   ----------   ----------  ---------------  ------------

BALANCES, JUNE 30, 1998 (UNAUDITED)                5,250,000         5,250            -            -           (5,250)            -
  Shares issued August 31, 1998, for cash             21,000            21          189                                         210
  Shares issued August 31, 1998, for services        976,000           976        8,784                                       9,760
  Shares issued September 30,1998, for cash            1,000             1            9                                          10
  Shares issued October 12,1998,  for cash             2,000             2           18                                          20
  Net( loss) for the year                                                                                     (10,000)      (10,000)
                                               --------------   -----------   ----------   ----------  ---------------  ------------

BALANCES, JUNE 30, 1999 (UNAUDITED)                6,250,000         6,250        9,000                       (15,250)            -
  2 for 1 forward stock split, August 31, 1999     6,250,000         6,250       (6,250)                                          -
  Shares issued February 8, 2000 for cash            150,000           150       14,850                                      15,000
  Net (loss) for the year                                                                                      (5,275)       (5,275)
                                               --------------   -----------   ----------   ----------  ---------------  ------------

BALANCES, JUNE 30, 2000 (UNAUDITED)               12,650,000        12,650       17,600                       (20,525)        9,725
(AUDITED)
  Contributed capital-office overhead                                                          1,200                          1,200
  Net (loss) for the year                                                                                     (14,155)      (14,155)
                                               --------------   -----------   ----------   ----------  ---------------  ------------

BALANCES, JUNE 30, 2001                           12,650,000        12,650       17,600        1,200          (34,680)       (3,230)
  Contributed capital-office overhead                                                          1,200                          1,200
  Net (loss) for the year                                                                                      (4,272)       (4,272)
                                               --------------   -----------   ----------   ----------  ---------------  ------------

BALANCES, JUNE 30, 2002                           12,650,000        12,650       17,600        2,400          (38,952)       (6,302)
  Contributed capital-office overhead                                                          1,200                          1,200
  Shares issued December 18, 2002 @ $.0061
    per share for shareholder loan                 1,067,333         1,067        5,473                                       6,540
  Net (loss) for the year                                                                                     (11,110)      (11,110)
                                               --------------   -----------   ----------   ----------  ---------------  ------------

BALANCES, JUNE 30, 2003                           13,717,333    $   13,717    $  23,073    $   3,600   $      (50,062)  $    (9,672)
                                               ==============   ===========   ==========   ==========  ===============  ============


                                          SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                            ARMOR ENTERPRISES, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF CASH FLOWS


                                                                                       CUMMULATIVE
                                                                                           FROM
                                                              YEAR ENDED JUNE 30,      JUNE 5, 1998
                                                           ------------------------   (INCEPTION) TO,
                                                              2003           2001      JUNE 30, 2003
                                                           ---------      ---------    -------------
                                                                                        (unaudited)
 OPERATING ACTIVITIES:
      Net  (loss) from operations                          $(11,110)      $ (4,272)      $(50,062)
      Contributions to capital                                1,200          1,200          3,600
      Capital issued for services                                                          15,010
      Adjustments to reconcile net (loss) to net
         cash used by operating activities:
            Changes in:
                  Trust funds                                 4,685         (5,238)          (553)
                  Accounts payable                            2,725           (697)         2,270
                  Accrued payroll                             2,500          2,500          7,500
                                                           ---------      ---------      ---------

            Net Cash  (Used) in Operating Activities             --         (6,507)       (22,235)
                                                           ---------      ---------      ---------

 FINANCING ACTIVITIES:
       Proceeds from sale of common stock                                                  15,240
       Shareholder loans                                                     6,507          6,540
                                                           ---------      ---------      ---------

            Net Cash provided by Financing Activities                        6,507         21,780
                                                           ---------      ---------      ---------

NET INCREASE IN CASH                                             --             --             --

CASH, beginning of period                                        --             --             --
                                                           ---------      ---------      ---------

CASH, end of period                                        $     --       $     --       $     --
                                                           =========      =========      =========

NON-CASH FINANCING ACTIVITIES
     Shareholder loans converted to common stock           $  6,540       $     --       $  6,540
                                                           =========      =========      =========


                                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             ARMOR ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY
-------

Armor Enterprises, Inc. (the Company), formerly Armor Software, Inc., is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. It is a Florida corporation, formed on June 5, 1998. Since inception it has had no operations. The Company was formed with the purpose of developing privacy encryption software for the Internet. The Company was unable to raise enough capital to finance its research and development of the software while other larger companies began addressing privacy issues, making the Company's proposed software obsolete. After efforts to develop the business failed, all efforts were abandoned in mid 2000.

The Company's objective is to merge with a company whose operations will be sufficient to sustain positive cash flows and achieve profitable operations. Because of the Company's current status having limited assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company. Its year-end is June 30.

GOING CONCERN
-------------

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. It has sustained operating losses since inception and has a negative working capital and a deficit in stockholders equity. The Company's ability to continue in existence is dependent on its ability to develop additional sources of capital, locate and merge with a profitable merger candidate, or achieve profitable operations. Management's plan is to pursue the acquisition of a viable entity. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

INCOME TAXES
------------

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards Board Opinion No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future periods of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end.

For income tax purposes, substantially all deductible expenses incurred to date must be deferred until the Company commences business, and then they may be charged against operations over a 60-month period or permanently capitalized. Since the Company is not in business as of June 30, 2003, accumulated deductible expenses incurred since inception of approximately $15,000, resulted in a $15,000 deferred tax asset. A valuation allowance of $15,000 has been provided since

                             ARMOR ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES
------------

there is no assurance of future taxable income. Tax deductible losses, when provided, can be carried forward for 20 years until utilized. These same amounts for the preceding year were $36,000 deductible start up costs, and a related deferred income tax benefit and valuation allowance of $12,000.

EARNINGS (LOSS) PER COMMON SHARE
--------------------------------

Basic (loss) per common share has been calculated based upon the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standards Statement No. 128, "Earnings per Share".

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
-----------------------------------------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

NOTE 2 - CONTRIBUTED CAPITAL

Contributed capital since July 1, 2000, was for office overhead of $100 per month, contributed by management, based on the fair value of such services.

NOTE 3 - RELATED PARTY TRANSACTIONS

In the fourth quarter of 2002, the president/shareholder of the Company assumed the advances provided to the Company from an unrelated party, on a non-interest bearing and unsecured basis, a total of $6,540. All funds advanced were placed in a trust account maintained by the Company's attorney who is the president's son. On December 18, 2002, the $6,507 of advances was exchanged for 1,067,333 restricted shares of the Company's common stock, equal to $.0061 per share. The balance of the funds maintained in trust as of June 30, 2003, was $553, and the president's son advanced a total of $2,270 as of that date on an unsecured, non-interest bearing basis.

The officers and directors of the Company are or may, in the future, become involved in other business opportunities. Such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                             ARMOR ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LITIGATION
----------

The Company was a defendant in a small claims court action in the Province of British Columbia on May 16, 2002, involving two Plaintiffs alleging a $5,000 deposit was not returned to them, which was intended to apply towards the purchase of common stock of the Company, which was never issued. The Company claims that no amount was ever received from plaintiffs and filed a response on June 20, 2002, disputing all allegations. In the opinion of Company counsel, the claim is a nuisance lawsuit and is confident no liability will result on its behalf.

POTENTIAL DILUTION AND CHANGE OF CONTROL
----------------------------------------

Because of the Company's current status and its concomitant lack of assets or relevant operating history, it is likely that any potential merger or acquisition with another operating business will require substantial dilution of the Company's existing shareholders. There will probably be a change in control of the Company, with the incoming owners of the targeted merger or acquisition candidate taking over control of the Company. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunity candidates, since this issue will depend to a large degree on the economic strength and desirability of each candidate, and correspondent ending relative bargaining power of the parties. However, management will endeavor to negotiate the best possible terms for the benefit of the Company's shareholders as the case arises.

NOTE 5 - SUBSEQUENT EVENTS

In connection with the valuation of securities issued in connection with compensation, the Financial Accounting Standards Board (FASB or the Board) reached the following tentative decision:

PARTIAL EXTRACT FROM SUMMARY OF TENTATIVE DECISIONS

         At the September 10, 2003 meeting, the Board discussed several issues relating to the valuation of employee equity-based compensation (EBC) arrangements classified as equity. The Board decided that:

         Equity instruments issued to employees and the cost of the services received as consideration should be measured and recognized based on the grant-date fair value of the equity instruments issued. That requirement would apply to all entities, including nonpublic entities (nonpublic companies would no longer be permitted to use the minimum value method allowed under FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION). The Board decided, however, that in those situations in which it is not possible to estimate the fair value of an equity-based compensation award at the grant date, the award would be measured at its intrinsic value on each reporting date through the exercise date.

                             ARMOR ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 - SUBSEQUENT EVENTS (CONTINUED)

The definition of fair value would be consistent with the tentative agreed-upon definition resulting from the Board's project on fair value measurement, which is consistent with the definition in Statement 123 and FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements. Therefore, an entity should measure the fair value of equity instruments granted based on market prices, if available, taking into account the terms and conditions upon which those equity instruments were granted, consistent with the notion of a fair value hierarchy as conveyed in Concepts Statement 7.

The requirements in Statement 123 that entities estimate the grant date fair value using an option-pricing model that takes six factors into account would be retained. That requirement would be revised to indicate that entities consider, at a minimum, the six factors identified and to allow other factors to be considered when appropriate.

The term expected life would be replaced with the term expected term, meaning an entity must consider the contractual life of the option and effect of employee early exercise behaviors on that contractual life. Use of expected life as an input in an option pricing model (as described in Statement 123) would not be precluded.

The reference in paragraph 19 of Statement 123 to the phrase (for example, the Black-Scholes or a binomial model) would be removed. A comparative example illustrating the use of alternative valuation models would be included in an appendix.