Form 10KSB/A
period 2003-06-30
ARMOR ENTERPRISES INC
filed 2003-10-21
CIK 1211768

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

Exhibit
Number            Description of Document
------            -----------------------

3.1.1(1) Articles of Incorporation dated June 5, 1998
3.1.2(1) Articles of Amendment dated August 31, 1999
3.2(1)   Bylaws
23(1)    Consent of Ivan Braverman, independent certified public accountant
99.1     Section 906 Certification of CEO
99.2     Section 906 Certification of CFO

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