Form 10QSB
period 2003-12-31
ARMOR ENTERPRISES INC
filed 2004-02-23
CIK 1211768

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: December 31, 2003

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

                                 (604) 605-0507
                          (Issuer's telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, $0.001 par value                      13,717,333
               (Class)                    (Outstanding as of February 13, 2004)

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

         Condensed Balance Sheets
         December 31, 2003 (unaudited) and June 30, 2003...................F-1

         Unaudited Condensed Statements of Operations for the six
         months ended December 31, 2003 and 2002, and cummulative from inception on June 5, 1998 through December 31, 2003...............F-2

         Unaudited Condensed Statements of Cash Flows for the six
         months ended December 31, 2003 and 2002, and cummulative from inception on June 5, 1998 through December 31, 2003...............F-3

         Statement of Changes in Stockholders' equity for the period from from inception on June 5, 1998 through December 31, 2003
         (unaudited).......................................................F-4

         Notes to Financial Statements (unaudited).........................F-5

Item 2.  Management's Discussion and Analysis or Plan of Operation..........3

Item 3.  Controls and Procedures............................................4

Part II  OTHER INFORMATION

Item 1.  Legal Proceedings..................................................4

Item 2.  Change in Securities...............................................4

Item 3.  Defaults upon Senior Securities....................................4

Item 4.  Submission of Matters to a Vote of Security Holders................4

Item 5.  Other Information..................................................4

Item 6.  Exhibits and Reports on Form 8-K...................................4

Signatures..................................................................5

Certifications..............................................................5

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                   ARMOR ENTERPRISES, INC.
                                (A Development Stage Company)
                                        BALANCE SHEETS

                                                             DECEMBER 31,         JUNE 30,
                                                                 2003               2003
                                                            --------------     --------------
                                                             (unaudited)

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
                                                            ==============     ==============


                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------

CURRENT LIABILITIES
     Accounts payable                                       $         526      $          --
     Shareholder advances                                           1,950                755
     Advances from related party                                    1,970              1,970
     Accrued payroll                                                8,750              7,500
                                                            --------------     --------------

               Total Current Liabilities                           13,196             10,225
                                                            --------------     --------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, par value $.001, 10,000,000 shares
          authorized, none issued                                      --

     Common stock, par value $.001, 100,000,000 shares
          authorized, 13,717,333 issued and outstanding            13,717             13,717
     Paid-in capital                                               23,073             23,073
     Contributed capital                                            4,200              3,600
     Deficit accumulated during development stage                 (53,633)           (50,062)
                                                            --------------     --------------

                                                                  (12,643)            (9,672)
                                                            --------------     --------------


               Total Stockholders' Equity                   $         553      $         553
                                                            ==============     ==============

                       SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                             F-1

                                                  ARMOR ENTERPRISES, INC.
                                               (A Development Stage Company)
                                                 STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)

                                                                                                          CUMMULATIVE
                                                 THREE MONTHS ENDED          SIX MONTHS ENDED                FROM
                                                     DECEMBER 31,              DECEMBER 31,              JUNE 5, 1998
                                              -------------------------  --------------------------     (INCEPTION) TO
                                                  2003          2002         2003          2002        DECEMBER 31, 2003
                                              -----------   -----------  ------------  ------------   --------------------

REVENUE                                       $       --    $       --   $        --   $        --    $                --

EXPENSES:
      General and administrative                    2575         5,786          3571         6,711                 53,633
                                              -----------   -----------  ------------  ------------   --------------------

         Total Expenses                            2,575         5,786         3,571         6,711                 53,633
                                              -----------   -----------  ------------  ------------   --------------------

NET (LOSS)                                    $   (2,575)   $   (5,786)  $    (3,571)  $    (6,711)   $           (53,633)
                                              ===========   ===========  ============  ============   ====================


NET (LOSS) PER COMMON SHARE-BASIC                  *             *            *             *
                                              ===========   ===========  ============  ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                  13,717,333    12,650,000    13,717,333    12,827,889
                                              ===========   ===========  ============  ============

* less than $.01 per share

                                      SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                           F-2

                                                       ARMOR ENTERPRISES, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                          (DEFICIT)
                                                                                                         ACCUMULATED
                                                       COMMON STOCK                                      DURING THE
                                                -------------------------     PAID-IN      CONTRIBUTED   DEVELOPMENT
                                                   SHARES        AMOUNT       CAPITAL        CAPITAL        STAGE          TOTAL
                                                -----------   -----------   -----------    -----------   -----------    -----------
Balances, inception                                     --    $       --    $       --     $       --    $       --     $       --
(UNAUDITED)
  Shares issued January 10, 1998, for services   5,250,000         5,250            --             --            --          5,250
  Net (loss) for the year                               --            --            --             --        (5,250)        (5,250)
                                                -----------   -----------   -----------    -----------   -----------    -----------

BALANCES, JUNE 30, 1998 (UNAUDITED)              5,250,000         5,250            --             --        (5,250)            --
  Shares issued August 31, 1998, for cash           21,000            21           189             --            --            210
  Shares issued August 31, 1998, for services      976,000           976         8,784             --            --          9,760
  Shares issued September 30,1998, for cash          1,000             1             9             --            --             10
  Shares issued October 12,1998,  for cash           2,000             2            18             --            --             20
  Net( loss) for the year                               --            --            --             --       (10,000)       (10,000)
                                                -----------   -----------   -----------    -----------   -----------    -----------

BALANCES, JUNE 30, 1999 (UNAUDITED)              6,250,000         6,250         9,000             --       (15,250)            --
  2 for 1 forward stock split, August 31, 1999   6,250,000         6,250        (6,250)            --            --             --
  Shares issued February 8, 2000 for cash          150,000           150        14,850             --            --         15,000
  Net (loss) for the year                               --            --            --             --        (5,275)        (5,275)
                                                -----------   -----------   -----------    -----------   -----------    -----------

BALANCES, JUNE 30, 2000 (UNAUDITED)             12,650,000        12,650        17,600             --       (20,525)         9,725
(AUDITED)
  Contributed capital-office overhead                   --            --            --          1,200            --          1,200
  Net (loss) for the year                               --            --            --             --       (14,155)       (14,155)
                                                -----------   -----------   -----------    -----------   -----------    -----------

BALANCES, JUNE 30, 2001                         12,650,000        12,650        17,600          1,200       (34,680)        (3,230)
  Contributed capital-office overhead                   --            --            --          1,200            --          1,200
  Net (loss) for the year                               --            --            --             --        (4,272)        (4,272)
                                                -----------   -----------   -----------    -----------   -----------    -----------

BALANCES, JUNE 30, 2002                         12,650,000        12,650        17,600          2,400       (38,952)        (6,302)
  Contributed capital-office overhead                   --            --            --          1,200            --          1,200
  Shares issued December 18, 2002 @ $.0061
    per share for shareholder loan               1,067,333         1,067         5,473             --            --          6,540
  Net (loss) for the year                               --            --            --             --       (11,110)       (11,110)
                                                -----------   -----------   -----------    -----------   -----------    -----------

BALANCES, JUNE 30, 2003                         13,717,333        13,717        23,073          3,600       (50,062)        (9,672)
  Contributed capital-office overhead                   --            --            --            300            --            300
  Net (loss) for the quarter                            --            --            --             --          (996)          (996)
                                                -----------   -----------   -----------    -----------   -----------    -----------
(UNAUDITED)
BALANCES, SEPTEMBER 30, 2003, (UNAUDITED)       13,717,333        13,717        23,073          3,900       (51,058)       (10,368)
  Contributed capital-office overhead                   --            --            --            300            --            300
  Net (loss) for the quarter                            --            --            --             --        (2,575)        (2,575)
                                                -----------   -----------   -----------    -----------   -----------    -----------

BALANCES, DECEMBER 31, 2003, (UNAUDITED)        13,717,333    $   13,717    $   23,073     $    4,200    $  (53,633)    $  (12,643)
                                                ===========   ===========   ===========    ===========   ===========    ===========

                                           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                                F-3

                                               ARMOR ENTERPRISES, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)

                                                                                                     CUMMULATIVE
                                                                       SIX MONTHS ENDED                  FROM
                                                                          DECEMBER 31,               JUNE 5, 1998
                                                                 -----------------------------      (INCEPTION) TO
                                                                     2003             2002         DECEMBER 31, 2003
                                                                 ------------     ------------     -----------------

 OPERATING ACTIVITIES:
      Net  (loss) from operations                                $(3,571,000)     $    (3,571)     $        (53,633)
      Contributions to capital                                           600              600                 4,200
      Capital issued for services                                         --               --                15,010
      Adjustments to reconcile net (loss) to net
         cash used by operating activities:
            Changes in:
                 Trust funds                                              --            4,861                  (553)
                 Accounts payable                                        526               --                 2,495
                 Accrued payroll                                       1,250            1,250                 8,750
                                                                 ------------     ------------     -----------------

            Net Cash provided (Used) by Operating Activities          (1,195)           3,140               (23,730)
                                                                 ------------     ------------     -----------------

 FINANCING ACTIVITIES:
       Proceeds from sale of common stock                                 --               --                15,240
       Shareholder advances                                            1,195               --                 8,490
                                                                 ------------     ------------     -----------------

            Net Cash provided by Financing Activities                  1,195               --                23,730
                                                                 ------------     ------------     -----------------

NET INCREASE IN CASH                                                      --            3,140                    --

CASH, beginning of period                                                 --               --                    --
                                                                 ------------     ------------     -----------------

CASH, end of period                                              $        --      $     3,140      $             --
                                                                 ============     ============     =================

SUPPLEMENTAL CASH FLOWS INFORMATION

  Common stock issued in exchange for
    shareholder loan                                                                               $          6,540
                                                                                                   =================

                                   SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                        F-4

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of December 31, 2003 and the results of its operations and cash flows for the three and six months ended December 31, 2003 and 2002. Operating results for the six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004.

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

Results of Operation
--------------------

The Company has had no operations during this reporting period. During the quarterly period covered by this report, the Company received no revenue and incurred expenses of $2,573 stemming from general and administrative expenditures.

Liquidity
---------

As of December 31, 2003 the Company had total current assets of $553 and total liabilities of $13,196.

ITEM 3.  CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 ( c ) of the Securities Exchange Act of 1934 ) as of December 31, 2003 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2003 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGE IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1.1*   Articles of Incorporation dated June 5, 1998
         3.1.2*   Articles of Amendment dated August 31, 1999
         3.2*     Bylaws
         99.1     Section 906 Certification of CEO
         99.2     Section 906 Certification of CFO
         --------------
         * Previously filed as an exhibit to the Company's Form 10-SB as filed January 6, 2003

(b) Reports on Form 8-K filed during the three months ended December 31, 2003.

         No Current Reports on Form 8-K were filed during the three months ended December 31, 2003



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 20, 2004                     Armor Enterprises, Inc.

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

Date : February 20, 2004


/s/ Peter Braun
----------------------------
Peter Braun
President