Form 10QSB
period 2004-03-31
ARMOR ENTERPRISES INC
filed 2004-05-14
CIK 1211768

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: March 31, 2004

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                  ACT

                  For the transition period from ____________ to ____________ Commission file number: 000-32249

                             ARMOR ENTERPRISES, INC.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

             Florida                                      65-0853784
             -------                                      ----------
(State or other jurisdiction of                (IRS Employee Identification No.)
 incorporation or organization)

                      11789, 79A Avenue, Delta, BC, V4C 1V7
                      -------------------------------------
                    (Address of principal executive offices)

                                 (604) 605-0507
                                 --------------
                           (Issuer's telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, $0.001 par value                      13,717,333
    ------------------------------                      ----------
               (Class)                      (Outstanding as of May 4, 2004)

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

         Condensed Balance Sheets
         March 31, 2004 (unaudited) and June 30, 2003........................F-1

         Unaudited Condensed Statements of Operations for the nine
         months ended March 31, 2004 and 2003, and cummulative from inception on June 5, 1998 through March 31, 2004....................F-2

         Statement of Changes in Stockholders' equity for the period from inception on June 5, 1998 through March 31, 2004
         (unaudited).........................................................F-3

         Unaudited Condensed Statements of Cash Flows for the nine
         months ended March 31, 2004 and 2003, and cummulative from inception on June 5, 1998 through March 31, 2004....................F-4

         Notes to Financial Statements (unaudited)...........................F-5

Item 2.  Management's Discussion and Analysis or Plan of Operation.............3

Item 3.  Controls and Procedures...............................................4

Part II  OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................4

Item 2.  Change in Securities..................................................4

Item 3.  Defaults upon Senior Securities.......................................4

Item 4.  Submission of Matters to a Vote of Security Holders...................4

Item 5.  Other Information.....................................................4

Item 6.  Exhibits and Reports on Form 8-K......................................4

Signatures.....................................................................5

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                              ARMOR ENTERPRISES, INC.
                           (A Development Stage Company)
                                   BALANCE SHEETS
                                                              MARCH 31,   JUNE 30,
                                                                2004        2003
                                                              ---------   ---------
                                                             (unaudited)
                                      ASSETS
                                      ------

CURRENT ASSETS
  Cash held in trust by related party                         $    553    $    553
                                                              ---------   ---------

             Total Current Assets                                  553         553
                                                              ---------   ---------


                                                              $    553    $    553
                                                              =========   =========


                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

CURRENT LIABILITIES
     Accounts payable                                         $    526    $    455
     Shareholder advances                                        5,380       2,270
     Accrued payroll                                             9,375       7,500
                                                              ---------   ---------

             Total Current Liabilities                          15,281      10,225
                                                              ---------   ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, par value $.001, 10,000,000 shares
          authorized, none issued                                   --          --
     Common stock, par value $.001, 100,000,000 shares
          authorized, 13,717,333,000 issued and outstanding     13,717      13,717
     Paid-in capital                                            23,073      23,073
     Contributed capital                                         4,500       3,600
     Deficit accumulated during development stage              (56,019)    (50,062)
                                                              ---------   ---------

             Total Stockholders' Equity                        (14,728)     (9,672)
                                                              ---------   ---------

                                                              $    553    $    553
                                                              =========   =========


                   SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                        F-1

                                             ARMOR ENTERPRISES, INC.
                                          (A Development Stage Company)
                                             STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)
                                                                                                     CUMMULATIVE
                                         THREE MONTHS ENDED              NINE MONTHS ENDED               FROM
                                              MARCH 31,                       MARCH 31,              JUNE 5, 1998
                                    -----------------------------   -----------------------------   (INCEPTION) TO
                                        2004            2003            2004            2003        MARCH 31, 2004
                                    -------------   -------------   -------------   -------------   -------------
REVENUE                             $         --    $         --    $         --    $         --    $         --

EXPENSES:
      General and administrative           2,385           3,755           5,956          10,465          56,019
                                    -------------   -------------   -------------   -------------   -------------

         Total Expenses                    2,385           3,755           5,956          10,465          56,019
                                    -------------   -------------   -------------   -------------   -------------

NET (LOSS)                          $     (2,385)   $     (3,755)   $     (5,956)   $    (10,465)   $    (56,019)
                                    =============   =============   =============   =============   =============


NET INCOME PER COMMON SHARE-BASIC              *               *               *               *
                                    =============   =============   =============   =============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING          13,717,333      13,717,333      13,717,333      13,124,370
                                    =============   =============   =============   =============


* less than $.01 per share


                                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                                       F-2

                                                       ARMOR ENTERPRISES, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                          (DEFICIT)
                                                                                                         ACCUMULATED
                                                       COMMON STOCK                                      DURING THE
                                                 --------------------------    PAID-IN     CONTRIBUTED   DEVELOPMENT
                                                    SHARES        AMOUNT       CAPITAL       CAPITAL        STAGE          TOTAL
                                                 ------------  ------------  ------------  ------------  ------------   ------------

Balances, inception                                       --   $        --   $        --   $        --   $        --    $        --
(UNAUDITED)
  Shares issued January 10, 1998, for services     5,250,000         5,250                                                    5,250
  Net (loss) for the year                                                                                     (5,250)        (5,250)
                                                 ------------  ------------  ------------  ------------  ------------   ------------

BALANCES, JUNE 30, 1998 (UNAUDITED)                5,250,000         5,250            --            --        (5,250)            --
  Shares issued August 31, 1998, for cash             21,000            21           189                                        210
  Shares issued August 31, 1998, for services        976,000           976         8,784                                      9,760
  Shares issued September 30,1998, for cash            1,000             1             9                                         10
  Shares issued October 12,1998,  for cash             2,000             2            18                                         20
  Net( loss) for the year                                                                                   (10,000)        (10,000)
                                                 -----------   -----------   -----------   -----------   -----------    -----------

BALANCES, JUNE 30, 1999 (UNAUDITED)                6,250,000         6,250         9,000                    (15,250)            --
  2 for 1 forward stock split, August 31, 1999     6,250,000         6,250        (6,250)                                       --
  Shares issued February 8, 2000 for cash            150,000           150        14,850                                    15,000
  Net (loss) for the year                                                                                     (5,275)        (5,275)
                                                 ------------  ------------  ------------  ------------  ------------   ------------

BALANCES, JUNE 30, 2000 (UNAUDITED)               12,650,000        12,650        17,600                     (20,525)         9,725
(AUDITED)
  Contributed capital-office overhead                                                            1,200                        1,200
  Net (loss) for the year                                                                                    (14,155)       (14,155)
                                                 ------------  ------------  ------------  ------------  ------------   ------------

BALANCES, JUNE 30, 2001                           12,650,000        12,650        17,600         1,200       (34,680)        (3,230)
  Contributed capital-office overhead                                                            1,200                        1,200
  Net (loss) for the year                                                                                     (4,272)        (4,272)
                                                 ------------  ------------  ------------  ------------  ------------   ------------

BALANCES, JUNE 30, 2002                           12,650,000        12,650        17,600         2,400       (38,952)        (6,302)
  Contributed capital-office overhead                                                            1,200                        1,200
  Shares issued December 18, 2002 @ $.0061
    per share for shareholder loan                 1,067,333         1,067         5,473                                      6,540
  Net (loss) for the year                                                                                    (11,110)       (11,110)
                                                 ------------  ------------  ------------  ------------  ------------   ------------

BALANCES, JUNE 30, 2003                           13,717,333        13,717        23,073         3,600       (50,062)        (9,672)
(UNAUDITED)
  Contributed capital-office overhead                                                              900                          900
  Net (loss) for the nine months                                                                              (5,956)        (5,956)
                                                 ------------  ------------  ------------  ------------  ------------   ------------

BALANCES, MARCH 31, 2004 (UNAUDITED)              13,717,333   $    13,717   $    23,073   $     4,500   $   (56,018)   $   (14,728)
                                                 ============  ============  ============  ============  ============   ============



                                           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                                                 F-3


                                         ARMOR ENTERPRISES, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                        STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)

                                                                                            CUMMULATIVE
                                                                NINE MONTHS ENDED               FROM
                                                                     MARCH 31,              JUNE 5, 1998
                                                           -----------------------------   (INCEPTION) TO
                                                               2004            2003        MARCH 31, 2004
                                                           -------------   -------------   -------------
 OPERATING ACTIVITIES:
      Net  (loss) from operations                          $     (5,956)   $    (10,465)   $    (53,633)
      Contributions to capital                                      900             900           4,200
      Capital issued for services                                                                15,010
      Adjustments to reconcile net (loss) to net
        cash used by operating activities:
           Changes in:
              Accounts payable                                       71           1,035            (553)
              Trust funds                                                         6,655           2,495
              Accrued payroll                                     1,875           1,875           8,750
                                                           -------------   -------------   -------------

        Net Cash provided (Used) by Operating Activities         (3,110)              0         (23,730)
                                                           -------------   -------------   -------------

 FINANCING ACTIVITIES:
       Proceeds from sale of common stock                                                        15,240
       Shareholder loans                                          3,110              --           8,490
                                                           -------------   -------------   -------------

        Net Cash provided by Financing Activities                 3,110              --          23,730
                                                           -------------   -------------   -------------

NET INCREASE IN CASH                                                 (0)              0              (0)

CASH, beginning of period                                            --              --              --
                                                           -------------   -------------   -------------

CASH, end of period                                        $         (0)   $          0    $         (0)
                                                           =============   =============   =============

SUPPLEMENTAL CASH FLOWS INFORMATION

  Common stock issued in exchange for
    shareholder loan                                       $      6,540    $      6,540
                                                           =============   =============




                             SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                   F-4

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2004 and the results of its operations and cash flows for the three and nine months ended March 31, 2004 and 2003. Operating results for the nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10K-SB for the year ended June 30, 2003.

Note 2. Subsequent Acquisition of Business Assets

On April 27, 2004 the Company agreed to acquire the assets of a newly established business which is developing electronic propulsion and battery power systems for electric powered vehicles. The purchase price for all of the assets of the vendor, consisting mainly of in process research and development, was 21 million shares of restricted common stock of the Company at a deemed value of $.02 per share or $420,000. The issuance of the shares will cause a change in control of the Company.

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

Results of Operation
--------------------

The Company has had no operations during this reporting period. During the quarterly period covered by this report, the Company received no revenue and incurred expenses of $2,385 stemming from general and administrative expenditures.

Liquidity
---------

As of March 31, 2004 the Company had total current assets of $553 and total liabilities of $15,281.

ITEM 3.  CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 ( c ) of the Securities Exchange Act of 1934 ) as of March 31, 2004 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to March 31, 2004 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGE IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1.1*   Articles of Incorporation dated June 5, 1998
         3.1.2*   Articles of Amendment dated August 31, 1999
         3.2*     Bylaws
         32.1     Section 302 Certification
         99.1     Section 906 Certification of CEO
         99.2     Section 906 Certification of CFO
         ______________
         * Previously filed as an exhibit to the Company's Form 10-SB as filed January 6, 2003

(b) Reports on Form 8-K filed during the three months ended December 31, 2003.

         No Current Reports on Form 8-K were filed during the three months ended March 31, 2004




SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 7, 2004                             Armor Enterprises, Inc.

                                             /s/ Peter Braun
                                             ----------------------------------
                                             Peter Braun
                                             President