Form 10KSB
period 2004-06-30
ARMOR ENTERPRISES INC
filed 2004-10-15
CIK 1211768

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                        Commission file number: 000-32249

                               ARMOR ELECTRIC INC.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

          FLORIDA                                         65-0853784
(State or other jurisdiction of             (IRS Employee Identification No.)
 incorporation or organization)

             201 Lomas Santa Fe, Suite #420, Solana Beach, CA 92075
                    (Address of principal executive offices)

                   (858) 720-0123 (Issuer's telephone number)

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of September 20, 2004. $7,506,253

Number of outstanding shares of the registrant's par value $0.001 common stock, as of September 20, 2004. 35,219,333

                               ARMOR ELECTRIC INC.
                                   FORM 10-KSB
                                      INDEX
                                                                         Page
                                                                         ----
                                     Part I

Item 1.   Business........................................................3

Item 2.   Properties.....................................................10

Item 3.   Legal Proceedings..............................................10

Item 4.   Submission of Matters of a Vote of Security Holders............10

                                 Part II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters............................................11

Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation.............................12

Item 7.   Financial Statements and Supplementary Data....................15

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure............................15

Item 8A.  Controls and Procedures........................................15

                                    Part III

Item 9.   Directors and Executive Officers of the Registrant,
          Compliance with Section 16(a) of the Act.......................16

Item 10.  Executive Compensation.........................................17

Item 11.  Security Ownership of Certain Beneficial Owners and Management.18

Item 12.  Certain Relationships and Related Transactions.................19

                                 Part IV

Item 13.  Exhibits, Financial Statement Schedule and Reports on Form 8-K..19

Item 14.  Principal Accountant Fees and Services..........................20

Signatures................................................................21

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

History
-------

Armor Electric Inc. (hereinafter "The Company"), a development stage company, was incorporated on June 5, 1998 under the laws of the State of Florida, under the name Armor Software, Inc. having the stated purpose of engaging in any lawful practice or activity. Its Articles of Incorporation provided for authorized capital of one hundred and ten million (110,000,000) shares of which one hundred million (100,000,000) are $0.001 par value Common Stock and ten million (10,000,000) are $0.001 par value preferred stock.

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

On April 27, 2004, the Company entered into an Asset Purchase Agreement (the "Agreement") with Nova Electric Systems Inc. (the "Seller"). The Seller owns the rights to the use of technologies being developed to produce electronic propulsion and battery power systems for electric powered vehicles. The Company is now engaged in developing the distribution rights of the Seller.

On June 4, 2004 the Company approved an amendment to the Articles of Incorporation changing the name of the Company to Armor Electric Inc. The amended articles were filed with the State of Florida on June 7, 2004.

The Company's principal executive offices are located at: 201 Lomas Santa Fe, Suite #420, Solana Beach, CA 92075.

Business of Issuer

The Company, through the contracts entered into by Nova, is in the business of developing the distribution rights to electric vehicle and electric propulsion systems.

The Company owns the rights Nova acquired when Nova entered into an agreement with Nu Age Electric Inc. (Nu Age). Nu Age assigned to Nova all its rights relating to the manufacture and sale of electrically powered vehicles pursuant to agreements made between Nu Age and Hero/Majestic Auto Limited (Hero).

The Agreements made between Nu Age and Hero include:

1. An agreement for the production of Hero Mountain bicycles and scooters which Nu Age can adapt to an electric power system

2.       An Agreement to product electric powered children's toys

3. An Agreement to establish a Joint Venture Company with the purpose of developing and marketing integrated electric propulsion systems for two and three wheeled vehicles.

Nova also entered into an agreement with NU POW'R, LLC (NU POW'R) giving NU POW'R a non-exclusive licence for the rights required to further develop and implement the Hero contracts into Nova.

The NU POW'R Agreement
----------------------

NOVA ELECTRIC SYSTEMS INC, hereafter referred to as (Nova), is a electric vehicle and electric propulsion systems development and marketing company with headquarters in Solana Beach, California. Via a specific Licensing Agreement with NU POW'R, LLC, hereafter referred to as strategic Alliance partners, Nova has the right to commercially exploit NU POW'R's electric propulsion systems technology. Nova will utilize NU POW'R's recent breakthroughs in electrical energy technology to create new business opportunities in established markets. The company will open new markets through the development of products, with development assistance from NU POW'R's electrical engineers at an R&D facility in Las Vegas, Nevada, that makes use of this proprietary technology and design system. Most technology companies start out by first designing a product and then attempt to introduce it to the market. Nova's primary differentiation is in our approach to business development and market penetration. We begin the process by identifying a market, uncovering a specific need, and then developing the product specifically to satisfy that need with the assistance of our alliance partner. We are focused on providing our unique solutions to the market by forming Joint Ventures or strategic alliances with proven market leaders. It is not our intent to be the manufacturer of the products designed, but rather be the solution providers for the leading manufactures. Using this approach we are able to minimize our time to market, the manufacturing overhead and traditional barriers to market entry. Because of the unique and extensive background of our business development team we have the capability of not only identifying the best strategic partners by market segment, but also by region of the world. The market for such technology is well established and new products attempting to make use of it are being introduced daily. It is not the intent of Nova to be the first to market with a specific product, although we may be, should a need be identified. It is, however, our intent to provide the most efficient and cost effective solutions to the market needs identified by product. Every finished product that Nova produces will be proprietary, application specific and designed to satisfy an identified market need.

Technology
----------

NU POW'R Battery Technology
---------------------------

In recent years, the development and commercialization of Lithium Ion battery cells for handheld electronic devices has significantly changed the markets for these devices. The safety issues that plagued the early cells were overcome, and many devices that operate on one or two cells were introduced. Special circuitry was introduced to manage these cells and is integral to each system. Without the circuitry, the Li-Ion cells could not be used.

Due to the attractive price and availability of these Li-Ion cells, some early work has been done to attempt to create large battery systems from many of these small cells connected in series and parallel. Some of these systems have even been sold as consumer products.

Unfortunately, the rush to use this high-energy technology has outpaced the proper cell control methods employed in the cell phone and laptop computer industries, and catastrophic failures of battery packs have been the result.

The engineers at NU POW'R have been involved in large scale Li-Ion research for over six years, and have discovered a practical solution to the Li-Ion scaling problem. We have applied the latest Colloid Solid-State Cr-F-Li cells, which combine the safety of Li-Solid Polymer cells with the efficiency of Li-Ion cells (organic electrolyte) into large-scale battery systems with individual cell control. This unique Battery Technology is the heart of the systems developed by NU POW'R.

Due to the benefits of the stability and low cost of the Cr-F-Li chemistry, we are able to provide single cell solutions in capacities of 10AH to 1000AH. The common cells previously available to the industry are only capable of 2-4AH.

The benefits of this technology are astounding. The size and weight of our system is about one-fifth that of a conventional lead-acid battery system. The cycle life is at least twice that of lead-acid. The cost per watt over the life of the batteries is about the same as lead-acid. No explosive hydrogen gas or corrosive acid is produced during charge-discharge cycles, allowing the batteries to be used without specialized battery rooms.

Our electronic control system monitors each cell in a battery system individually for several important parameters. During charge cycles the voltage, capacity, and temperatures of each cell are monitored and fed to a master module, which compares the state of all cells and sends correction instructions to the cell management modules. A serial port on the master module can report cell condition parameters to a PC based computer to aid in troubleshooting a battery system over the long term, improving reliability and reducing downtime by intercepting failures before they occur. Individual alarms at the control system also warn of impending problems without the aid of an external connection. This microprocessor controlled electronic balance system also allows for individual cell replacement in the event of a damaged or defective cell. Previous systems required all cells to be replaced as a set.

In addition to the cell controls, a redundant control monitors overall voltage and temperature of the system and shuts the system down in the event of a master module failure. This control also protects the cells from dangerous low voltage conditions that can shorten the life of the cells.

Applications
------------

The demand for batteries is large and growing. Due to technology advances in power electronics, the demand for larger battery systems is on the rise. One obvious area for application of the NU POW'R breakthrough in large scale Li-Ion technology is electric vehicles. This new technology will make it possible to drive a passenger vehicle over 400 miles on a single charge at highway speeds. While the market for electric passenger vehicles is in it's infancy, many other applications exist that we can take advantage of today.

In many developing countries, mopeds and scooters are a primary source of transportation. Small two-stroke gasoline engines traditionally power these. Air pollution has become a major health concern in many countries and legislation has been passed to reduce or eliminate these dirty engines. NU POW'R has developed and tested a scooter that can travel over 75 miles on a charge, and weighs no more than the gasoline-powered version. It is also silent in operation, has few moving parts, and requires no oil or coolant.

We have engineered and tested lightweight, long-range power-assisted bicycles with great success. Other examples of application are children's riding toys and small scooters with speeds of 15-20 MPH.

Military uses of battery technology are numerous. Communication, weapons control, shipboard power, and silent transportation are crucial to world security. Our systems make all of these more efficient to transport and more reliable. They offer increased run time, less voltage fluctuation during use, and make the once impractical silent running practical.

Large systems designed for building or utility load leveling can be designed to fit in much smaller spaces. UPS systems can be smaller and more powerful. Wind and solar generated energy can be stored for later use to power remote communication sites, off-grid laboratories and homes, and even third world villages, providing renewable power with very little maintenance required.

NU POW'R Electric Propulsion Systems
------------------------------------

While studying the properties of Lithium Ion batteries, the engineers at NU POW'R discovered that a new design approach would have to be employed in order to properly benefit from these new high-capacity, lightweight energy storage modules.

In addition to new, sophisticated battery monitor circuitry, we discovered that the entire system intended to operate an electric propulsion platform of any type needed to be re-evaluated in order to strike a balance between battery and overall vehicle performance.

Simply stated, in order to use our new high tech battery system, we had to control the vehicle design parameters.

We came up with a list of mission parameters and a method for evaluating each parameter on a scale of priority. We call this "Purpose Driven Engineering(TM)". The first question we ask when given a prospect for electric propulsion is, "in order to do what". An in depth discussion of mission parameters ensues, resulting in a list of desired performance. Items such as speed, range, size, weight, cost, gradability, production volume, features, etc. are examined. The relationship between drive time and charge time are mathematically computed, and this duty cycle is established as the `Operation Session Requirement'. The list is compiled in order of priority.

This allows the engineering staff to develop the most viable solution and price performance. It allows for trade offs between low and high priority features. It determines the balance of the system components required to match the product to its intended `Purpose'. If the goals are determined to be unrealistic, possible alternate solutions are evaluated.

Chassis dynamometer testing is utilized in house, as well as on-road testing using the latest GPS and Data Acquisition equipment, in order to properly validate performance and document test regimen.

This makes the NU POW'R Propulsion System unique. The combination of batteries, motor, controls, chassis, and final drive components becomes a `balanced' system, designed with a specific purpose in mind throughout the development process.

Most available components for vehicle design were not designed for use in electric powered vehicles. Most electric motors and speed controls were not designed for the electric vehicle environment. Even bearings and gears designed for automotive use may be too noisy or inefficient for use in an electric vehicle.

In order to design the most efficient solution possible, component searches are performed in great depth. The entire staff continuously monitors the industry for newly developed technology, separates the wheat from the chaff, evaluates, and catalogs items for future reference, or tests the items for placement in an ongoing project. Where an existing component of appropriate performance level is not available, we design the component in house.

The products developed using our balanced systems approach are pleasing to drive: smooth, quiet, efficient, and squarely meeting the projected performance goals of the intended market.

Market Analysis Summary
-----------------------

Industry Analysis
-----------------

The electric propulsion and power system industry is not a new one, but one that has demonstrated limited commercial success to date. As we look across the industry, we see that while there are many companies that are producing electrical products and batteries. However, there are very few who claim to be doing both and fewer still who are focused on market development and need satisfaction.

Nova's differentiating factor is that along with our alliance partner we are not only making technological breakthroughs, but also developing unique and proprietary systems and products based upon specific market opportunities. Our strength is in our approach to the industry, market development via market needs satisfaction and "Purpose Driven Engineering".

Market Segmentation

While the possible applications of our electrical propulsion systems are virtually limitless, the company will focused on four specific market segments. These segments have been selected because they are large, stable, diverse, and consistent while offering historically proven revenue potential.

Our analysis has been global in nature in order to take advantage of developing governmental trends by region. Many of the developing nation's governments are legislating the migration from fossil fuels to renewable energy in the near future, several of which are establishing subsidy programs. These regions offer us a variety of prospective partners for strategic alliances who are motivated to gain a head start on their competition to bring products to their markets that employ this renewable energy.

We will partner with leaders in their segments by region who will provide a synergistic relationship that enhances our capability and their exposure to exterior markets.

1.       Transportation
-----------------------

This market is global, stable, and able to produce significant revenues. It is also aggressively seeking the technology that Nova offers. This market is our initial focus because of the dual use of many of the products available in it. For instance, two and three wheeled vehicles are the main form of transportation while these same vehicles are used for recreation in other regions. Nova has executed Letters Of Intent and begun discussions for Joint Ventures with a major manufacturer of these products. We will enter this market from three directions:
Through Joint Ventures with manufacturers of two and three wheeled vehicles that are establishing lines of electric scooters and cycles. Scooters and cycles might include anything from Stand-Up scooters to small off highway motorcycles These vehicles represent the major form of transportation for many developing nations. These same countries are actively migrating away from two and four stroke engines, which currently propel these vehicles worldwide.

Through Joint Ventures with manufacturers entering into the development of Neighborhood Electric Vehicles, (NEVs). These small, three or four wheeled, off-highway vehicles like golf carts or commuter cars.

Through the parts market, by developing electrical components and battery systems. The components designed could then be used by manufacturers of Hybrid vehicles or as replacement and after market parts for other products.

2.       Recreation, Leisure and Riding Toys
--------------------------------------------

A. We have entered into negotiations with representatives from major manufacturers of these products in Asia and Europe to develop products designed to fill the market void for riding toys in the 7-14 year age bracket. They include a series of small electric powered motorcycles with full suspension, cushioned seats, and pneumatic tires. With a top speed is 15 MPH; we believe these products will fill the gap between the `Power Wheels' toy vehicles and youth motorcycles.

B. We have built several prototype vehicles that appeal to the mid-youth and young adult markets. Both of these existing markets have sales in the millions of units per year. Our products will offer a medium power level, without the safety issues involved with high speed, flammable fuels, and hot exhaust pipes. The young adult products will include a range of unique scooters and high-powered electric go-karts. We have established a relationship with the leading operator of indoor go-cart tracks in Europe where current legislation requires migration to electric propulsion for these venues. We anticipate using our partnership with our manufacturer of two and three wheeled vehicles to make the frames for our go-carts thereby expanding their product lines while avoiding the high cost of manufacture in Europe

3.       Defense
----------------

A. The defense industry offers opportunities in many areas, including funding for research & development. This market has proven itself to have the most profit potential. Further, the defense industry is actively seeking the type of technology advances that Nova delivers. The challenge of the defense industry is the lead-time to execute contracts and receive payment in a timely manner. While this market can produce a large revenue flow, it is not always safe to count on it for cash-flow purposes.

B. While many of the products from other segments overlap the Defense segment, these are high-end units with high performance standards due to the requirements for ruggedized equipment. It will be necessary to form alliances with manufacturing partners who are already certified for production of MILSPEC products. This will not only reduce our lead-time to enter this market but provide our partner with additional line items for their existing Government contracts.

4.       Industrial/Utility
---------------------------

We plan to introduce several product lines of Hybrid Utility Vehicles. These vehicles will be the first of their kind. They will include small ATV Quad type units, industrial lift platforms, and small two passenger light cargo trucks. Key distinguishing features will be the ability to drive in hybrid gas / electric mode, and then operate as a portable generator to fill power needs at remote sites. These units could have equipment such as welders, saws, drills, and other tools powered from the on-board source. Power could be used with or without the rotating supply using an inverter. This allows indoor operation within the limits of the battery capacity. Another interesting feature will be an optional PTO (Power Take Off). This will allow these vehicles to link to an array of towed attachments such as lawn mowers, spreaders, and other agricultural devices.

Competition
-----------

Our main competition can be considered to be the array of existing products in the market. In this industry companies typically focus on the development of a product then build their company around that product. The market is well established and these companies are introducing new products daily.

Nova's competitive advantage is in our approach to the market and our "Purpose Driven Engineering(TM)" propulsion systems design. It is not our intent to be the first to market with a specific product, although we may be. It is, however, Nova's intent to provide the most efficient and cost effective solutions to the market needs identified by product.

While Nova products may be superior and have the additional benefit over current propulsion systems of being environmentally friendly, there are still the issues of market acceptance and penetration to overcome. By seeking strategic alliances with proven leaders in diverse markets, we will need only to demonstrate that our solutions are indeed superior to the market makers.

Our business focus is not trying to establish ourselves in the market, but rather partnering with the established global market leaders by providing them with a significant competitive advantage.

Nova's sustainable competitive advantage is in our business approach. We are not here to eliminate the competitors from the market, but rather partner with them as we enter into a new era of propulsion system design. Using NU POW'R's "Purpose Driven Engineering(TM)" design concept we are poised to be the solution providers to the established global market leaders. It is our intent to be to this industry what Intel is to the computer industry.

ITEM 2. PROPERTIES

The information required by this Item 2 is not applicable to this Form 10-KSB due to the fact that the Company does not own or control any material property.

ITEM 3. LEGAL PROCEEDINGS

A Notice of Claim was filed against the Company in Small Claims Court in the Province of British Columbia on May 16, 2002 by Tibor Gajdics and Al Charuk (the "Plaintiffs"). The Plaintiffs are seeking $5,144, which includes an alleged $5,000 deposit, filing fees and service fees.

The Company filed a Reply to the Claim on June 20, 2002 and disputes all allegations of the Plaintiffs. The Company views the Claim as a nuisance lawsuit and is confident it will be successful in defending against the Plaintiff's claims. If the Plaintiffs are awarded the $5,144 they are claiming, the Company does not believe this would have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 27, 2004, pursuant to the requirements of Section 14(c) of the Securities and Exchange Act of 1934, as amended and provisions of the Florida Business Corporation Act, the Company filed a Definitive Schedule 14C.

The information statement (the "Information Statement") and Notice of Action Taken Without a Meeting of Stockholders was furnished by the Board of Directors of the Company to the Company's stockholders of record on May 11, 2004 to provide information with respect to an action taken by written consent of the holder of a majority of the outstanding shares of Armor common stock.

No meeting of stockholders was held, nor was one being called. The matters acted upon by the Consent were set forth as follows:

1. To vote upon a proposal to amend the Company's Certificate of Incorporation to change the name of the Company to "Armor Electric Inc."

The Company was advised that its officers, directors and certain major stockholders, who currently exercise voting power over an aggregate of approximately 8,662,333 shares, or approximately 63% of the Company's outstanding Common Stock as of the record date, intended to vote in favor of the proposal. Accordingly, the proposed amendment to the Company's Certificate of Incorporation was authorized by written consent (the "Consent") without a meeting in accordance with the Florida Business Corporation Act

                                     Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No shares of the Company's Common Stock have previously been registered with the Securities and Exchange Commission (the "Commission") or any state securities agency or authority. The Company's common shares are currently quoted on the NASD OTC Bulletin Board - under the stock symbol ARME.

The Company's Common Stock is traded on the OTC Bulletin Board, and is subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a5l-l of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a5l-l provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the Company's Common Stock and may affect the ability of shareholders to sell their shares.

At September 20, 2004 there were 94 holders of record of the Company's Common Stock and the Company has issued and outstanding 35,219,333 shares of Common Stock. Of these shares 12,650,000 are free trading and 22,569,333 are restricted. The restricted shares were issued subject to Rule 144 and may not be sold and/or transferred without further registration under the Act or pursuant to a applicable exemption. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares of the Company for at least one year, including any person who may be deemed to be an "affiliate" of the Company (as the term "affiliate" is defined under the Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the Company's common stock during the four calendar weeks preceding such sale, or (ii) 1 % of the shares then outstanding. A person who is not deemed to be an "affiliate" of the Company and who has held restricted shares for at least three years would be entitled to sell such shares without regard to the resale limitations of Rule 144.

On January 21, 2000, in response to a request from the NASD Regulation staff, the Division of Corporation Finance of the SEC issued a staff interpretation on the free trading status of securities initially issued by blank check companies in a number of factual scenarios. Richard Wulff, Chief of the Office of Small Business, opined that in the several scenarios put forward by the NASD, the blank check Issuer would not be able to rely upon the availability of Rule 144 or Section 4(1) of the Securities Act, and the shares issued by the blank check company would not be freely tradable without registration under the Securities Act. Further information may be found in the NASD Notice to Members 00-49.

Dividend Policy
---------------

The Company has not declared or paid cash dividends in the past, and the Company does not anticipate that it will pay cash dividends in the foreseeable future. The Company currently intends to retain and reinvest future earnings, if any, to finance its operations.

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

Overview
--------

The Company is considered a development stage company in the business of developing and marketing electronic propulsion and battery power systems for electric powered vehicles. The costs and expenses associated with the preparation and filing of this annual report and other operations of the Company have been paid for by loans from shareholders and officers of the Company (see
Item 4, Security Ownership of Certain Beneficial Owners and Management).

In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

Plan of Operation
-----------------

The Company has been assigned the rights held by Nova Electric Systems Inc.,
(Nova) through an asset purchase agreement.

Through an agreement with NuPow'r LLC, Nova holds the rights for the use of certain `proprietary technology' to install `electric propulsion systems' on a wide variety of electric powered vehicles to include, but not limited to, mountain bikes, regular cycles, children's cycle toys and riding vehicles, recreation ATV units, scooters, motorcycles, go-karts, NEV (Neighborhood Electric Vehicle) cars, race cars, regular passenger cars, buses and all other types of two and three wheeled vehicles, water craft and in addition, a wide variety of other vehicles and products.

Nova has also acquired the rights from Nu Age Electric Inc., to certain agreements between Nu Age and the largest bicycle manufacturer in the world, Hero Cycles in India, for the joint venture to manufacture and distribute many of the electric powered two and three wheel vehicles in India and for distribution from the Hero manufacturing facilities worldwide.

The Nova Business Plan details a number of electric powered vehicles built as proto-type working models at the Las Vegas facility and the intent of Nova to work closely with their strategic partner, NuPow'r LLC to continue to develop a wide variety of commercial viable vehicles and products here.

Nova will also work closely with their other strategic partner, Nu Age Electric Inc., who has developed the agreements with Hero Cycles for excellent manufacturing and sales capabilities but also with other additional sales distributorships for these electric powered products in the countries of Brazil, Mexico, Chile, Germany, Italy, the Caribbean, Canada, the USA and other exceptional locations.

In addition, Nova is currently in discussions with another exceptional potential strategic partner, Turbine Electric Power Inc. who is developing a hydrogen gas burning turbine generator which will provide continuous power to the lithium-ion batteries used in all Nova electric powered vehicles. This turbine adaptation to the Nova electric powered vehicles will preclude the necessity of having to `plug the vehicles in' causing significant wasted recharge time.

The hydrogen used to power the turbine will be released from water on board the vehicles under a very low psi (23 to 28 psi) and allow the driver to travel the same distance as a gasoline engine powered vehicles but for a cost equivalent of only $.27 per gallon of gasoline with no emissions, no spark plugs, no oil changes, no filters, no tune-ups and no environmental damage. The capability as to speed, torque and distance will be equivalent to a standard fossil fuel burning vehicle.

Nova and Turbine Electric Power Inc. are also in discussions to develop, through a joint venture, electric powered watercraft. Since the Nova lithium-ion battery based electric propulsion system will be exceptionally complimentary to the turbine technology burning hydrogen as a fuel from water to power the batteries and the electric motors, this joint project will be a significant compliment for each company and an exceptional commercial venture for the partnership.

The turbine company also has `rights' to the newest high tech water pump for greater water thrust power using less energy than any other water pump on the market today thus giving greater capability to this joint venture for these water products.

These silent running, and non polluting water craft can now be reintroduced back to the large national park recreation lakes, rivers and coastal areas which are currently being restricted on an increasing basis throughout the USA and 'environmental conscious' countries worldwide.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
----------------------------------------------

The Company has incurred annual operating losses since its inception related primarily to development general administration costs. During the year ended June 30, 2004, the Company posted a loss of $18,369, compared to a loss of $11,110 for the year ended June 30, 2003.

The Company's main focus during the year ended June 30, 2004 has been to seek out a business to acquire. During this period of time, the Company entered into an Asset Purchase Agreement and acquired the marketing rights of Nova Electric Systems Inc., which it is now currently developing.

General & Administrative Expenses
---------------------------------

General and administrative expenses increased to $18,370 during the year ended June 30, 2004, compared to $11,110 for the year ended June 30, 2003. The increase in 2004 is mainly due to the beginning of increased operations within the Company.

Liquidity And Capital Resources
-------------------------------

Since inception, the Company has financed its operations from private financing. The company has suffered recurring losses from operations and has a working capital deficiency of $26,842 (current assets less current liabilities).

Financing
---------

The Company's capital requirements have not been significant in the past but the Company anticipates it will increase as development and product launch begins.

Cash requirements and need for additional funds
-----------------------------------------------

To date, the Company has invested approximately $21,000 paid in stock in acquiring the marketing rights of its product.

In order to develop the Company's marketing strategy and launch its product, the Company anticipates it will require approximately $100,000 in the coming year. These funds could be provided through additional financing.

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

ITEM 8A. CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures(as defined in Rules 13a-14 ( c ) of the Securities Exchange Act of 1934) as of June 30, 2004 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2004, the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

                                    Part III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Executive Officers of the Company and their respective ages are as follows:

Name                       Age      Position
----                       ---      --------

Merrill Moses              51       President and Director

Harj Manhas                36       Secretary, Treasurer and Director

Thom Eggertson             50       Director

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

(c) Family Relationships. None

(d) Business Experience.

The business experience of the person listed above during the past five years is as follows:

MERRILL MOSES, PRESIDENT AND DIRECTOR

In 1994, Merrill Moses created the Mortgage Banking Firm Cambridge Home Loans, which is a wholly owned subsidiary of another company formed by Mr. Moses,Cambridge Financial Services. Cambridge currently employs over 80 people and is financing in the two hundred and fifty million dollar a year arena with expectations of significant growth and expansion in the near future. Its head office is located in Solana Beach, California. Mr. Moses currently serves as the President and CEO of both companies.

Mr. Moses attended Brigham Young University majoring in business and finance.

HARJ MANHAS, SECRETARY, TREASURER AND DIRECTOR

From 1997 to the present, Harj Manhas has served as Vice President and Director of Secura Investments Inc., a privately owned Investment firm that was established in 1995 to fund start-up corporations. Mr. Manhas primary roles in the Company is to provide financial advice, analyze projects and the running of day to day operations.

From 1999 to the present, Mr. Manhas has also been serving as Vice President of Corporate Finance and Director of Surge Technologies, Inc, a manufacturer of surge protection products used in telecommunications networks which protect telephone and other communication lines from harmful voltage transients. Mr. Manhas primary roles with Surge Technologies is to provide corporate finance management, handle investor relations and some running of the day to day operations of the company.

Mr. Manhas is a graduate from the SAIT Mechanical Engineering Design Program in Calgary, Alberta.

THOM EGGERTSON, DIRECTOR

From 1999 to the present Thom Eggertson has been engaged in accounting and financial services on a contractual basis for a variety of clients including White Iron Group, as interim Controller for a TV program production company and post-production house; VSS Sleep Systems Inc., as CFO for a bed frame manufacturer; Secura Investements Inc., providing long term strategic direction analysis, evaluation of a telecommunications business opportunity and preparation of a business plan; Surge Technologies Inc., providing financing strategies, management information system development, business plan preparation and assistance in completing the year end as interim CFO; Comvillage Inc., as CFO for this internet browser development company; Xpressnet Ltd., providing organizational planning and preparation of a financing proposal for a provider of DSL and wireless high speed internet access; WCW Inc., providing an operational review of a mattress manufacturer in Hoosick Falls, New York; and SoftSource Computing Inc., as CFO for a reseller of software, computer solutions and hardware to large corporations.

Mr. Eggertson has a Bachelor of Commerce degree from the University of Alberta. He received his Chartered Accountant designation in 1979 and his Chartered Financial Analyst designation in 1992.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, to the best knowledge of the Company as of September 20, 2004, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock (percentages are based on an 35,219,333 shares outstanding as of September 20, 2004:

NAME AND ADDRESS                        AMOUNT AND NATURE          PERCENT OF
OF BENEFICIAL OWNER                     OF BENEFICIAL OWNER        CLASS
-------------------                     -------------------        -----

Cede & Co.                              7,459,300                  21%
PO Box 222 Bowling Green Stat
New York

(1) Shares are held electronically in the Depository Trust and Clearing Corporation by various shareholders.

The following table sets forth, as of the date hereof, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of the Company's Common Stock of each of the officers and directors of the Company, and the officers and directors of the Company as a group:

NAME AND ADDRESS                    AMOUNT AND NATURE         PERCENT OF
OF BENEFICIAL OWNER                 OF BENEFICIAL OWNER       CLASS
-------------------                 -------------------       -----

Merrill Moses                       1,100,000                  3.1%
President and Director

Harj Manhas                         0                          0.0%
Secretary, Treasurer and Director

Thom Eggertson                      0                          0.0%
Director

All Officers and Directors
as a Group (3 people)               1,100,000                  3.1%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This item is not applicable to this Form 10-KSB.

                                     Part IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of June 30, 2004 are filed as part of this report.

(1) Financial statements of Armor Electric Inc.
                                                                         Page
                                                                         ----

Report of Independent Registered Accounting Firm..........................F-1

Balance Sheet.............................................................F-2

Statements of Operations..................................................F-3

Statements of Stockholders' Equity....................................... F-4

Statements of Cash Flows..................................................F-5

Notes to Financial Statements.............................................F-6

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

Exhibit
Number       Description of Document
------       -----------------------

3.1.1(1) Articles of Incorporation dated June 5, 1998
3.1.2(1) Articles of Amendment dated August 31, 1999
3.1.3    Articles of Amendment dated
3.2(1)   Bylaws
10.1 (2) Asset Purchase Agreement between Armor Enterprises, Inc. and Nova Electric Systems Inc. dated April 27, 2004.
31.1     Section 302 Certification of CEO and CFO
32.2     Section 906 Certification of CEO and CFO

(1) Previously filed as an exhibit to the Company's Form 10-SB as filed on January 6, 2003

(2) Previously filed as an exhibit to the Company's Form 8-K as filed on May 11, 2004

b) Reports on Form 8-K

The following current reports on Form 8-K were filed during the year June 30, 2004.

On May 11, 2004, the Company filed a current report on items 1, 2 and 7 reporting on a change in control of the registrant and an acquisition of assets pursuant to an Asset Purchase Agreement.

On May 18, 2004, the Company filed a current report on items 5 and 6 reporting on a change in the company's executive office address and a change in the Company's officers and directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2004 and 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                              June 30, 2004          June 30, 2003
                              ------------           ------------
(i)    Audit Fees              $    6,488             $       --
(ii)   Audit Related Fees              --                     --
(iii)  Tax Fees                        --                     --
(iv)   All Other Fees                  --                     --
                               ----------             ----------
    Total fees                 $    6,488             $       --
                               ==========             ==========

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of Armor Electric Inc.'s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Armor Electric Inc.'s consolidated financial statements and are not reported under "Audit Fees". There were no Audit-Related services provided in fiscal 2004 or 2003.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax services provided in fiscal 2004 or 2003.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2004 or 2003.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre approve particular services on a case-by-case basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 29, 2004               ARMOR ELECTRIC INC.

                                    By: /s/ Merrill Moses
                                        -----------------------------
                                        Merrill Moses
                                        President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Merrill Moses                   Director               September 29, 2004
-----------------------
Merrill Moses

/s/ Harj Manhas                     Director               September 29, 2004
-----------------------
Harj Manhas

/s/ Thom Eggertson                  Director               September 29, 2004
-----------------------
Thom Eggertson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Armor Electric, Inc.
Solana Beach, CA

We have audited the accompanying balance sheet of Armor Electric, Inc. (a Florida corporation in the development stage) as of June 30, 2004, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Armor Enterprises, Inc., Inc., as of June 30, 2004, and the results of its operations and its cash flows for each of each of the years in the two year period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Braverman International, P.C.
Prescott, Arizona
September 29 2004

                              ARMOR ELECTRIC, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  JUNE 30, 2004

                                     ASSETS
                              ---------------------

CURRENT ASSETS
  Funds held in trust by related party                                 $    553
                                                                       --------

                    Total Current Assets                                    553
                                                                       --------

                                                                       $    553
                                                                       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     ACCOUNTS PAYABLE                                                  $    527
     Accounts payable-related parties                                    15,867
     Accrued payroll                                                     11,000
                                                                       ---------

                    Total Current Liabilities                            27,394
                                                                       ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, par value $.001, 10,000,000 shares authorized, none issued

     Common stock, par value $.001, 100,000,000 shares
          authorized,34,717,333 issued and outstanding                   34,717
     Paid-in capital                                                      6,873
    (Deficit) accumulated during development stage                      (68,431)
                                                                       ---------

                    Total Stockholders' Equity (Deficit)                (26,841)
                                                                       ---------

                                                                       $    553
                                                                       =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                   ARMOR ELECTRIC, INC.
                              (A Developmanet Stage Company)
                                 STATEMENTS OF OPERATIONS

                                                                             CUMMULATIVE
                                                                                 FROM
                                               YEAR ENDED JUNE 30,           JUNE 5, 1998
                                       --------------------------------     (INCEPTION) TO,
                                            2004               2003          JUNE 30, 2004
                                       -------------      -------------      -------------
                                                                              (UNAUDITED)
REVENUES                               $         --       $         --       $         --

EXPENSES:
      General and administrative             18,369             11,110             68,431
                                       -------------      -------------      -------------

               Total Expenses                18,369             11,110             68,431
                                       -------------      -------------      -------------

NET (LOSS)                             $    (18,369)      $    (11,110)      $    (68,431)
                                       =============      =============      =============

NET INCOME PER COMMON SHARE-BASIC                 *                  *
                                       =============      =============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING             18,967,333         13,272,611
                                       =============      =============

* less than $.01 per share


                      SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                                       ARMOR ELECTRIC, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                             (DEFICIT)
                                                                                            ACCUMULATED
                                                     COMMON STOCK                            DURING THE
                                               --------------------------     PAID-IN       DEVELOPMENT
                                                  SHARES          AMOUNT      CAPITAL          STAGE            TOTAL
                                               ---------------------------- ------------   -------------    -------------
Balances, inception                                       -    $       -    $        -    $          -     $           -
(UNAUDITED)
  Shares issued January 10, 1998, for services
   at $.001 per share                            10,500,000       10,500        (5,250)                            5,250
  Net (loss) for the year                                                                       (5,250)           (5,250)
                                               -------------   ----------   -----------   -------------    --------------

BALANCES, JUNE 30, 1998 (UNAUDITED)              10,500,000       10,500        (5,250)         (5,250)                -
  Shares issued August 31, 1998, for cash
   at $.001 per share                                42,000           42           168                               210
  Shares issued August 31, 1998, for services
   at $.001 per share                             1,952,000        1,952         7,808                             9,760
  Shares issued September 30,1998, for cash
   at $.001 per share                                 2,000            2             8                                10
  Shares issued October 12,1998,  for cash
   at $.001 per share                                 4,000            4            16                                20
  Net( loss) for the year                                                                      (10,000)          (10,000)
                                               -------------   ----------   -----------   -------------    --------------

BALANCES, JUNE 30, 1999 (UNAUDITED)              12,500,000       12,500         2,750         (15,250)                -
  Shares issued February 8, 2000 for cash
   at $.001 per share                               150,000          150        14,850                            15,000
  Net (loss) for the year                                                                       (5,275)           (5,275)
                                               -------------   ----------   -----------   -------------    --------------

BALANCES, JUNE 30, 2000 (UNAUDITED)              12,650,000       12,650        17,600         (20,525)            9,725
(AUDITED)
  Contributed capital-office overhead                                            1,200                             1,200
  Net (loss) for the year                                                                      (14,155)          (14,155)
                                               -------------   ----------   -----------   -------------    --------------

BALANCES, JUNE 30, 2001                          12,650,000       12,650        18,800         (34,680)           (3,230)
  Contributed capital-office overhead                                            1,200                             1,200
  Net (loss) for the year                                                                       (4,272)           (4,272)
                                               -------------   ----------   -----------   -------------    --------------

BALANCES, JUNE 30, 2002                          12,650,000       12,650        20,000         (38,952)           (6,302)
  Contributed capital-office overhead                                            1,200                             1,200
  Shares issued December 18, 2002 @ $.001
    per share for shareholder loan                1,067,333        1,067         5,473                             6,540
  Net (loss) for the year                                                                      (11,110)          (11,110)
                                               -------------   ----------   -----------   -------------    --------------

BALANCES, JUNE 30, 2003                          13,717,333       13,717        26,673         (50,062)           (9,672)
  Contributed capital-office overhead                                            1,200                             1,200
  Shares issued April 27, 2004 @ $.001
   per share to acquire marketing rights         21,000,000       21,000       (21,000)                                -
  Net (loss) for the year                                                                      (18,369)          (18,369)
                                               -------------   ----------   -----------   -------------    --------------

BALANCES, JUNE 30, 2004                          34,717,333    $  34,717    $    6,873    $    (68,431)    $     (26,841)
                                               =============   ==========   ===========   =============    ==============

                                          SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                            F-4


                                             ARMOR ELECTRIC, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF CASH FLOWS

                                                                                      CUMMULATIVE
                                                                                          FROM
                                                             YEAR ENDED JUNE 30,      JUNE 5, 1998
                                                          ------------------------   (INCEPTION) TO,
                                                            2004            2003      JUNE 30, 2004
                                                          ---------      ---------    -------------
                                                                                       (UNAUDITED)
 OPERATING ACTIVITIES:
      Net  (loss) from operations                         $(18,369)      $(11,110)      $(68,431)
      Contributions to capital                               1,200          1,200          4,800
      Capital issued for services                                                         15,010
      Adjustments to reconcile net (loss) to net
         cash used by operating activities:
            Changes in:
                  Trust funds                                   --          4,685           (553)
                  Accounts payable                              72          2,725            527
                  Accrued payroll                            3,500          2,500         11,000
                                                          ---------      ---------      ---------

            Net Cash  (Used) in Operating Activities       (13,597)            --        (37,647)
                                                          ---------      ---------      ---------

 FINANCING ACTIVITIES:
       Proceeds from sale of common stock                                                 15,240
       Accounts payable- related parties                    13,597                        22,407
                                                          ---------      ---------      ---------

            Net Cash provided by Financing Activities       13,597                        37,647
                                                          ---------      ---------      ---------

NET INCREASE IN CASH                                            --             --             --

CASH, beginning of period                                       --             --             --
                                                          ---------      ---------      ---------

CASH, end of period                                       $     --       $     --       $     --
                                                          =========      =========      =========

NON-CASH FINANCING ACTIVITIES
     Shareholder loans converted to common stock                         $  6,540       $  6,540
                                                          =========      =========      =========

                                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                      F-5

                              ARMOR ELECTRIC, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY

Armor Enterprises, Inc. (the Company), formerly Armor Enterprises, Inc. and Armor Software, Inc., is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. It is a Florida corporation, formed on June 5, 1998. Since inception it has had no operations. The Company was formed with the purpose of developing privacy encryption software for the Internet. The Company was unable to raise enough capital to finance its research and development of the software while other larger companies began addressing privacy issues, making the Company's proposed software obsolete. After efforts to develop the business failed, all efforts were abandoned in mid 2000. The Company's fiscal year end is June 30.

On April 27, 2004 the Company acquired the marketing rights to electronic propulsion and battery power systems for electric powered vehicles which are in development. The marketing rights consisted of the assignment of various contracts. The purchase price for these rights was 21 million shares of restricted common stock of the Company valued by the Board of Directors at the historical basis to the accounting acquirer which was zero. The issuance of the shares caused a change in control of the Company. The accompanying financial statements have given effect to the issuance of these shares as of April 27, 2004, although their actual issuance occurred subsequent to June 30, 2004.

GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. It has sustained operating losses since inception and has a negative working capital and a deficit in stockholders equity. The Company's ability to continue in existence is dependent on its ability to develop additional sources of capital, and to achieve profitable operations. Management's plan is to pursue the sale of products pursuant to the aforementioned acquired marketing rights. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

INCOME TAXES

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards Board Opinion No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future periods of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end.

EARNINGS (LOSS) PER COMMON SHARE

Basic (loss) per common share has been calculated based upon the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standards Statement No. 128, "Earnings per Share".

                              ARMOR ELECTRIC, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, disclosures about fair value of financial instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of the Company's financial instruments, which are trust account receivable and shareholder payable approximate fair values due to the short-term maturities of such instruments.

NOTE 2 - CONTRIBUTED CAPITAL

Contributed capital since July 1, 2000, was for office overhead of $100 per month, contributed by management, based on the fair value of such services.

NOTE 3 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of marketing rights, the Company incurred $5,000 in legal fees which were billed by the law firm who is a shareholder of the Company. In addition, the Company was indebted to this same shareholder for assumption of corporate expenses totaling $8,898 as of June 30, 2004.

NOTE 4 - INCOME TAXES
For income tax purposes, substantially all deductible expenses incurred to date must be deferred until the Company commences business, and then they may be charged against operations over a 60-month period or permanently capitalized. Since the Company is not in business as of June 30, 2004, accumulated deductible expenses incurred since inception of approximately $63,631 resulted in a $21,635 deferred tax asset. A valuation allowance of $21,631 has been provided since there is no assurance of future taxable income. There is no net operating loss carry-forward at June 30, 2004. Tax deductible losses, when provided, can be carried forward for 20 years until utilized. The following is an analysis of deferred tax assets as of June 30, 2004 and 2003:

                                            Deferred    Valuation
                                           Tax Assets    Allowance      Balance
                                           ----------    ---------      -------
Deferred tax assets at June 30, 2003        $ 15,797     $(15,797)     $    -0-
Additions for the year                         5,834       (5,834)          -0-
                                            ---------    ---------     ---------

   Deferred tax assets at June 30, 2004     $ 21,631     $(21,631)     $    -0-
                                            =========    =========     =========

                              ARMOR ELECTRIC, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

The following is reconciliation from the expected statutory federal income tax rate to the Company's actual income tax rate for the years ended December 31:

                                                                 2004      2003
                                                                 ----      ----

Expected income tax (benefit) at federal statutory tax rate      (34%)     (34%)
Valuation allowance                                               34%       34%
                                                                 -----     -----

              Actual income tax (benefit)                          0%        0%
                                                                 =====     =====

NOTE 5 -  COMMITMENTS AND CONTINGENCIES

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

NOTE 6 - THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         Below is a listing of the most recent accounting standards and their effect on the Company.

         SFAS 148 ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND
                  DISCLOSURE

         Amends FASB 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.

         SFAS 149 AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND
                  HEDGING ACTIVITIES

         This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement NO. 133, Accounting for Derivative Instruments and Hedging Activities.

         SFAS 150 Financial Instruments with Characteristics of both Liabilities and EQUITY

         This Statement requires that such instruments be classified as liabilities in the balance sheet. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.

                              ARMOR ELECTRIC, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

INTERPRETATION NO. 46 (FIN 46)(R)

Effective December 2003, The Financial Accounting Standards Board revised Fin 46 which required certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity did not have the characteristics of a continuing financial interest or did not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, the determination to be made on the date an enterprise becomes involved with an entity. The Company has not invested in any such entities, and does not expect to do so in the foreseeable future.

The adoption of these new Statements is not expected to have a material effect on the Company's financial position, results or operations, or cash flows.


NOTE 7 - SUBSEQUENT EVENTS

After June 30, 2004, the Company authorized and issued 502,000 restricted common shares for consulting services valued by the Board of Directors at $0.20 per share.