Form 10QSB
period 2004-09-30
Armor Electric, Inc.
filed 2004-11-22
CIK 1211768

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2004

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ____________ to ____________

                           Commission file number: 000-32249

                               ARMOR ELECTRIC INC.
        (Exact name of small business issuer as specified in its charter)

             Nevada                                      65-0853784
(State or other jurisdiction of                (IRS Employee Identification No.)
 incorporation or organization)

             201 Lomas Santa Fe, Suite #420, Solana Beach, CA 92075
                    (Address of principal executive offices)

                                 (858) 720-0123
                           (Issuer's telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, $0.001 par value                     35,219,333
               (Class)                    (Outstanding as of October 29, 2004)

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                               ARMOR ELECTRIC INC.
                                   FORM 10-QSB
                                      INDEX


                                                                            Page
                                                                            ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed  Balance Sheets September 30, 2004 (unaudited)
         and June 30, 2004 .................................................F-1

         Unaudited Condensed  Statements of Operations for the
         three months ended September 30, 2004 and 2003.....................F-2

         Unaudited Condensed  Statements of Cash Flows for the
         three months ended September 30, 2004 and 2003.....................F-3

         Consolidated Statement of Stockholders' equity for the period from
         June 5, 1998 (Inception) to September 30, 2004 (unaudited).........F-4

         Notes to Financial Statements (unaudited)..........................F-5

Item 2.  Management's Discussion and Analysis or Plan of Operation..........3

Item 3.  Controls and Procedures............................................4

Part II  OTHER INFORMATION

Item 1.  Legal Proceedings..................................................5

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........5

Item 3.  Defaults upon Senior Securities....................................5

Item 4.  Submission of Matters to a Vote of Security Holders................5

Item 5.  Other Information..................................................5

Item 6.  Exhibits and Reports on Form 8-K...................................5

Signatures..................................................................6

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                                  ARMOR ELECTRIC, INC.
                             (A Development Stage Company)
                                CONDENSED BALANCE SHEETS
                                     JUNE 30, 2004

                                                          SEPTEMBER 30,     JUNE 30,
                                                              2004            2004
                                                          -------------   -------------
                                                           (unaudited)
                                         ASSETS
                                         ------

CURRENT ASSETS
  Funds held in trust by related party                    $        553    $        553
                                                          -------------   -------------

               Total Current Assets                                553             553

Deferred charge                                                 69,276
                                                          -------------   -------------

                                                          $     69,829    $        553
                                                          =============   =============


                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

CURRENT LIABILITIES
     ACCOUNTS PAYABLE                                     $        527    $        527
     Accounts payable-related parties                           15,867          15,867
     Accrued payroll                                            14,625          11,000
                                                          -------------   -------------

               Total Current Liabilities                        31,019          27,394
                                                          -------------   -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, par value $.001, 10,000,000 shares authorized, none issued

     Common stock, par value $.001, 100,000,000 shares
          authorized,34,717,333 issued and outstanding          35,219          34,717
     Paid-in capital                                           125,761           6,873
    (Deficit) accumulated during development stage            (122,170)        (68,431)
                                                          -------------   -------------

               Total Stockholders' Equity (Deficit)             38,810         (26,841)
                                                          -------------   -------------

                                                          $     69,829    $        553
                                                          =============   =============





                     SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                           2


                                         ARMOR ELECTRIC, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                  CONDENSED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                                        CUMULATIVE
                                                                                           FROM
                                                          THREE MONTHS ENDED           JUNE 5, 1998
                                                              SEPTEMBER 30,           (INCEPTION) TO
                                                     -------------------------------   SEPTEMBER 30,
                                                         2004             2003              2004
                                                     --------------   --------------   --------------
 OPERATING ACTIVITIES:
      Net (loss) from operations                     $     (53,739)   $        (996)   $    (122,170)
      Contributions to capital                               3,930              300            8,730
      Capital issued for services                          115,460                           130,470
      Adjustments to reconcile net (loss) to net
       cash used by operating activities:
         Changes in:
               Trust funds                                                                      (553)
               Accounts payable                                                  71              527
               Accrued payroll                               3,625              625           14,625
                                                     --------------   --------------   --------------

         Net Cash (Used) in Operating Activities            69,276               --           31,629
                                                     --------------   --------------   --------------

 FINANCING ACTIVITIES:
       Proceeds from sale of common stock                                                    15,240
       Increase in deferred charge                         (69,276)                         (69,276)
       Accounts payable - related parties                                                    22,407
                                                     --------------   --------------   --------------

         Net Cash provided by Financing Activities              --                           (31,629)
                                                     --------------   --------------   --------------

NET INCREASE IN CASH                                            --               --               --

CASH, beginning of period                                       --               --               --
                                                     --------------   --------------   --------------

CASH, end of period                                  $          --    $          --    $          --
                                                     ==============   ==============   ==============

NON-CASH FINANCING ACTIVITIES
     Shareholder loans converted to common stock                                       $       6,540
                                                                                       ==============




                            SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                                  4


                             ARMOR ENTERPRISES, INC.
                          (A Development Stage Company)
                        CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     CUMULATIVE
                                                                        FROM
                                         THREE MONTHS ENDED          JUNE 5, 1998
                                             SEPTEMBER 30,         (INCEPTION) TO
                                    -----------------------------   SEPTEMBER 30,
                                        2004            2003            2004
                                    -------------   -------------   -------------

REVENUE                             $         --    $         --    $         --

EXPENSES:
      General and administrative          53,739             996         122,170
                                    -------------   -------------   -------------

           Total Expenses                 53,739             996         122,170
                                    -------------   -------------   -------------

NET (LOSS)                          $    (53,739)   $       (996)   $   (122,170)
                                    =============   =============   =============


NET INCOME PER COMMON SHARE-BASIC         *               *
                                    =============   =============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING          35,052,000      13,717,333
                                    =============   =============


* less than $.01 per share





                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                        3


                                              ARMOR ELECTRIC, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                                                     (DEFICIT)
                                                                                    ACCUMULATED
                                               COMMON STOCK                          DURING THE
                                        ---------------------------     PAID-IN      DEVELOPMENT
                                           SHARES         AMOUNT        CAPITAL         STAGE           TOTAL
                                        ------------   ------------   ------------   ------------   ------------
Balances, inception                              --    $        --    $        --    $        --    $        --
(UNAUDITED)
  Shares issued January 10, 1998,
   for services at $.001 per share       10,500,000         10,500         (5,250)                        5,250
  Net (loss) for the year                                                                 (5,250)        (5,250)
                                        ------------   ------------   ------------   ------------   ------------

BALANCES, JUNE 30, 1998 (UNAUDITED)      10,500,000         10,500         (5,250)        (5,250)            --
  Shares issued August 31, 1998,
   for cash at $.001 per share               42,000             42            168                           210
  Shares issued August 31, 1998,
   for services at $.001 per share        1,952,000          1,952          7,808                         9,760
  Shares issued September 30,1998,
   for cash at $.001 per share                2,000              2              8                            10
  Shares issued October 12,1998,
   for cash at $.001 per share                4,000              4             16                            20
  Net( loss) for the year                                                                (10,000)       (10,000)
                                        ------------   ------------   ------------   ------------   ------------

BALANCES, JUNE 30, 1999 (UNAUDITED)      12,500,000         12,500          2,750        (15,250)            --
  Shares issued February 8, 2000
   for cash at $.001 per share              150,000            150         14,850                        15,000
  Net (loss) for the year                                                                 (5,275)        (5,275)
                                        ------------   ------------   ------------   ------------   ------------

BALANCES, JUNE 30, 2000 (UNAUDITED)      12,650,000         12,650         17,600        (20,525)         9,725
(AUDITED)
  Contributed capital-office overhead                                       1,200                         1,200
  Net (loss) for the year                                                               (14,155)        (14,155)
                                        ------------   ------------   ------------   ------------   ------------

BALANCES, JUNE 30, 2001                  12,650,000         12,650         18,800        (34,680)        (3,230)
  Contributed capital-office
   overhead                                                                 1,200                         1,200
  Net (loss) for the year                                                                 (4,272)        (4,272)
                                        ------------   ------------   ------------   ------------   ------------

BALANCES, JUNE 30, 2002                  12,650,000         12,650         20,000        (38,952)        (6,302)
  Contributed capital-office
    overhead                                                                1,200                         1,200
  Shares issued December 18, 2002
    @ $.001 per share for
    shareholder loan                      1,067,333          1,067          5,473                         6,540
  Net (loss) for the year                                                                (11,110)       (11,110)
                                        ------------   ------------   ------------   ------------   ------------

BALANCES, JUNE 30, 2003                  13,717,333         13,717         26,673        (50,062)        (9,672)
  Contributed capital-office
   overhead                                                                 1,200                         1,200
  Shares issued April 27, 2004
   @ $.001 per share to acquire
   marketing                             21,000,000         21,000        (21,000)                           --
  Net (loss) for the year                                                                (18,369)       (18,369)
                                        ------------   ------------   ------------   ------------   ------------

BALANCES, JUNE 30, 2004                  34,717,333         34,717          6,873        (68,431)       (26,841)
  Contributed capital-office
    overhead                                                                3,930                         3,930
  Shares issued August 2, 2004
    @ $.23 for marketing services           502,000            502        114,958                       115,460
  Net (loss) for the quarter                                                             (53,739)       (53,739)
                                        ------------   ------------   ------------   ------------   ------------

BALANCES, SEPTEMBER 30, 2004             35,219,333    $    35,219    $   125,761    $  (122,170)   $    38,810
                                        ============   ============   ============   ============   ============



                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                        5

                              ARMOR ELECTRIC, INC.

Notes to Financial Statements (unaudited)

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2004 and the results of its operations for the three ended September 30, 2004 and 2003 and cash flows for the three months ended September 30, 2004 and 2003 have been made. Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended June 30, 2005.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended June 30, 2005.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

OVERVIEW
--------

The Company is considered a development stage company in the business of developing and marketing electronic propulsion and battery power systems for electric powered vehicles. The costs and expenses associated with the preparation and filing of this quarterly report and other operations of the Company have been paid for by private placement financing and loans from shareholders and officers of the Company.

PLAN OF OPERATION
-----------------

The Company has been assigned the rights held by Nova Electric Systems Inc.,
(Nova) through an asset purchase agreement.

Through an agreement with NuPow'r LLC, Nova holds the rights for the use of certain proprietary technology to install electric propulsion systems on a variety of electric powered vehicles to include, but not limited to, mountain bikes, regular cycles, children's cycle toys and riding vehicles, recreation ATV units, scooters, motorcycles, go-karts, NEV (Neighborhood Electric Vehicle) cars, race cars, regular passenger cars, buses and all other types of two and three wheeled vehicles, water craft and in addition, a wide variety of other vehicles and products.

Nova has also acquired the rights from Nu Age Electric Inc., to certain agreements between Nu Age and the largest bicycle manufacturer in the world, Hero Cycles in India, for the joint venture to manufacture and distribute many of the electric powered two and three wheel vehicles in India and for distribution from the Hero manufacturing facilities worldwide.

The Nova Business Plan details a number of electric powered vehicles built as proto-type working models at the Las Vegas facility and it is the intent of Nova to work closely with their strategic partner, NuPow'r LLC to continue to develop a wide variety of commercially viable vehicles and products there.

Nova will also work closely with their other strategic partner, Nu Age Electric Inc., who has developed the agreements with Hero Cycles for manufacturing and sales capabilities but also with other additional sales distributorships for these electric powered products in Brazil, Mexico, Chile, Germany, Italy, the Caribbean, Canada, the USA and other locations.

In addition, Nova is currently in discussions with another potential strategic partner, Turbine Electric Power Inc. who is developing a hydrogen gas burning turbine generator which will provide continuous power to the lithium-ion batteries used in all Nova electric powered vehicles. This turbine adaptation to the Nova electric powered vehicles will preclude the necessity of having to plug the vehicles in causing significant wasted recharge time.

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

Nova and Turbine Electric Power Inc. are also in discussions to develop, through a joint venture, electric powered watercraft. Since the Nova lithium-ion battery based electric propulsion system will be complimentary to the turbine technology burning hydrogen as a fuel from water to power the batteries and the electric motors, this joint project will be a significant compliment for each company and an exceptional commercial venture for the partnership.

The turbine company also has rights to the newest high tech water pump for greater water thrust power using less energy than any other water pump on the market today thus giving greater capability to this joint venture for these water products.

These silent running, and non polluting water craft can now be reintroduced back to the large national park recreation lakes, rivers and coastal areas which are currently being restricted on an increasing basis throughout the USA and environmental conscious countries worldwide.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
----------------------------------------------

The Company has incurred operating losses since its inception related primarily to development general administration costs. During the three months ended September 30, 2004, the Company posted a loss of $7,555 compared to a loss of $996 for the three months ended September 30, 2003.

The Company's main focus during the three months ended September 30, 2004 has been continued development of the marketing rights acquired from Nova Electric Systems Inc.

GENERAL & ADMINISTRATIVE EXPENSES
---------------------------------

General and administrative expenses increased to $7,555 during the three months ended September 30, 2004, compared to $996 for the three months ended September 30, 2003. The increase in 2004 is due to the beginning of increased operations within the Company.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Since inception, the Company has financed its operations from private financing. The company has suffered recurring losses from operations and has a working capital deficiency of $30,466 (current assets less current liabilities).

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

ITEM 3.  CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of September 30, 2004 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2004 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2004, the Company issued the following unregistered securities:

The Company issued 502,000 common shares for consulting services valued by the Board of Directors at $0.20 per share. The shares were issued under Section 4(2) of the Securities Act of 1933 as amended, and/or Regulation S and bear a Rule 144 restrictive legend.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1.1(1)  Articles of Incorporation dated June 5, 1998
         3.1.2(1)  Articles of Amendment dated August 31, 1999
         3.1.3 (2) Articles of Amendment dated June 4, 2004
         3.2(1)    Bylaws
         31.1      Section 302 Certification
         32.1      Section 906 Certification of CEO
         32.2      Section 906 Certification of CFO

------------------------------------

(1) Previously filed as an exhibit to the Company's Form 10-SB as filed on January 6, 2003

(2) Previously filed as an exhibit to the Company's Form 10-KSB as filed on October 15, 2004


(b) Reports on Form 8-K filed during the three months ended September 30, 2004.

         No Current Reports on Form 8-K were filed during the three months ended September 30, 2004

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 15, 2004                    ARMOR ELECTRIC INC.

                                            /S/ MERRILL MOSES
                                            ------------------------------------
                                            Merrill Moses
                                            President