Form 10QSB
period 2004-12-31
Armor Electric, Inc.
filed 2005-02-16
CIK 1211768

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2004

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

                                 (858) 720-0123
                           (Issuer's telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, $0.001 par value                     35,427,133
               (Class)                    (Outstanding as of February 9, 2005)

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

         Condensed  Balance Sheets December 31, 2004 (unaudited)
         and June 30, 2004 .................................................F-1

         Unaudited Condensed  Statements of Operations for the
         three months ended December 31, 2004 and 2003......................F-2

         Unaudited Condensed  Statements of Cash Flows for the
         six months ended December 31, 2004 and 2003........................F-3

         Consolidated Statement of Stockholders' equity for the period from
         June 5, 1998 (Inception) to December 31, 2004 (unaudited)..........F-4

         Notes to Financial Statements (unaudited)..........................F-5

Item 2.  Management's Discussion and Analysis or Plan of Operation............3
Item 3.  Controls and Procedures..............................................5

Part II  OTHER INFORMATION

Item 1.  Legal Proceedings....................................................5

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........5

Item 3.  Defaults upon Senior Securities......................................5

Item 4.  Submission of Matters to a Vote of Security Holders..................5

Item 5.  Other Information....................................................5

Item 6.  Exhibits and Reports on Form 8-K.....................................5

Signatures....................................................................6


                                    PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                                        ARMOR ELECTRIC, INC.
                                    (A Development Stage Company)
                                      CONDENSED BALANCE SHEETS

                                                                      DECEMBER 31,     JUNE 30,
                                                                         2004           2004
                                                                       ---------      ---------
                                              ASSETS                  (unaudited)
                                              ------
CURRENT ASSETS
  Funds held in trust by related party                                 $    553       $    553
                                                                       ---------      ---------

                 Total Current Assets                                       553            553

Deferred charge                                                              --             --
                                                                       ---------      ---------

                                                                       $    553       $    553
                                                                       =========      =========


                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------

CURRENT LIABILITIES
     ACCOUNTS PAYABLE                                                  $  3,025       $    527
     Accounts payable-related parties                                    15,868         15,867
     Accrued payroll                                                     17,625         11,000
                                                                       ---------      ---------

                 Total Current Liabilities                               36,518         27,394
                                                                       ---------      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, par value $.001, 10,000,000 shares authorized, none issued

     Common stock, par value $.001, 100,000,000 shares
          authorized,34,717,333 issued and outstanding                   34,717         34,717
     Paid-in capital                                                     13,103          6,873
    (Deficit) accumulated during development stage                      (83,785)       (68,431)
                                                                       ---------      ---------

                 Total Stockholders' Equity (Deficit)                   (35,965)       (26,841)
                                                                       ---------      ---------

                                                                       $    553       $    553
                                                                       =========      =========

                           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                                       ARMOR ELECTRIC, INC.
                                                   (A Development Stage Company)
                                                     STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)


                                                                                                         CUMMULATIVE
                                            THREE MONTHS ENDED             SIX MONTHS ENDED                 FROM
                                                DECEMBER 31,                  DECEMBER 31,               JUNE 5, 1998
                                      ------------------------------  -----------------------------     (INCEPTION) TO
                                          2004            2003            2004            2003         DECEMBER 31, 2004
                                      -------------   -------------  --------------   -------------   -------------------
REVENUE                               $          -    $          -   $           -    $          -    $                -

EXPENSES:
      General and administrative           (38,385)          2,575          15,354           3,571                83,785
                                      -------------   -------------  --------------   -------------   -------------------

          Total Expenses                   (38,385)          2,575          15,354           3,571                83,785
                                      -------------   -------------  --------------   -------------   -------------------

NET INCOME (LOSS)                     $     38,385    $     (2,575)  $     (15,354)   $     (3,571)   $          (83,785)
                                      =============   =============  ==============   =============   ===================


NET (LOSS) PER COMMON SHARE-BASIC           *              *               *               *
                                      =============   =============  ==============   =============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING            35,052,000      13,717,333      35,052,000      13,717,333
                                      =============   =============  ==============   =============


* less than $.01 per share

                                           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                               F-2


                                                       ARMOR ELECTRIC, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                     STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)


                                                                                                     CUMMULATIVE
                                                                      SIX MONTHS ENDED                   FROM
                                                                        DECEMBER 31,                 JUNE 5, 1998
                                                                -----------------------------       (INCEPTION) TO
                                                                    2004           2003           DECEMBER 31, 2004
                                                                ------------   --------------   ---------------------
 OPERATING ACTIVITIES:
      Net  (loss) from operations                               $   (15,354)   $      (3,571)   $            (83,785)
      Contributions to capital                                        6,230              600                  11,030
      Capital issued for services                                                                             15,010
      Adjustments to reconcile net (loss) to net
         cash used by operating activities:
           Changes in:
                Trust funds                                               -            4,861                    (553)
                Accounts payable                                      2,499                                    3,026
                Accrued payroll                                       6,625            1,250                  17,625
                                                                ------------   --------------   ---------------------

           Net Cash provided (Used) by Operating Activities               -            3,140                 (37,647)
                                                                ------------   --------------   ---------------------

 FINANCING ACTIVITIES:
       Proceeds from sale of common stock                                                                     15,240
       Shareholder advances                                               -                -                  22,407
                                                                ------------   --------------   ---------------------

           Net Cash provided by Financing Activities                      -                -                  37,647
                                                                ------------   --------------   ---------------------

NET INCREASE IN CASH                                                      -            3,140                       0

CASH, beginning of period                                                 -                -                       -
                                                                ------------   --------------   ---------------------

CASH, end of period                                             $         -    $       3,140    $                  0
                                                                ============   ==============   =====================

SUPPLEMENTAL CASH FLOWS INFORMATION

  Common stock issued in exchange for
    shareholder loan                                                                            $              6,540
                                                                                                =====================


                                          SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                                       ARMOR ELECTRIC, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                                   (DEFICIT)
                                                                                                  ACCUMULATED
                                                        COMMON STOCK                               DURING THE
                                                ------------------------------      PAID-IN       DEVELOPMENT
                                                    SHARES            AMOUNT        CAPITAL          STAGE               TOTAL
                                                ------------------------------   ------------   ----------------    ---------------
Balances, inception                                           -    $        -    $         -    $             -     $            -
(UNAUDITED)
  Shares issued January 10, 1998, for services
   at $.001 per share                                10,500,000        10,500         (5,250)                                5,250
  Net (loss) for the year                                                                                (5,250)            (5,250)
                                                ----------------   -----------   ------------   ----------------    ---------------

BALANCES, JUNE 30, 1998 (UNAUDITED)                  10,500,000        10,500         (5,250)            (5,250)                 -
  Shares issued August 31, 1998, for cash
   at $.001 per share                                    42,000            42            168                                   210
  Shares issued August 31, 1998, for services
   at $.001 per share                                 1,952,000         1,952          7,808                                 9,760
  Shares issued September 30,1998, for cash
   at $.001 per share                                     2,000             2              8                                    10
  Shares issued October 12,1998,  for cash
   at $.001 per share                                     4,000             4             16                                    20
  Net( loss) for the year                                                                               (10,000)           (10,000)
                                                ----------------   -----------   ------------   ----------------    ---------------

BALANCES, JUNE 30, 1999 (UNAUDITED)                  12,500,000        12,500          2,750            (15,250)                 -
  Shares issued February 8, 2000 for cash
   at $.001 per share                                   150,000           150         14,850                                15,000
  Net (loss) for the year                                                                                (5,275)            (5,275)
                                                ----------------   -----------   ------------   ----------------    ---------------

BALANCES, JUNE 30, 2000 (UNAUDITED)                  12,650,000        12,650         17,600            (20,525)             9,725
(AUDITED)
  Contributed capital-office overhead                                                  1,200                                 1,200
  Net (loss) for the year                                                                               (14,155)           (14,155)
                                                ----------------   -----------   ------------   ----------------    ---------------

BALANCES, JUNE 30, 2001                              12,650,000        12,650         18,800            (34,680)            (3,230)
  Contributed capital-office overhead                                                  1,200                                 1,200
  Net (loss) for the year                                                                                (4,272)            (4,272)
                                                ----------------   -----------   ------------   ----------------    ---------------

BALANCES, JUNE 30, 2002                              12,650,000        12,650         20,000            (38,952)            (6,302)
  Contributed capital-office overhead                                                  1,200                                 1,200
  Shares issued December 18, 2002 @ $.001
    per share for shareholder loan                    1,067,333         1,067          5,473                                 6,540
  Net (loss) for the year                                                                               (11,110)           (11,110)
                                                ----------------   -----------   ------------   ----------------    ---------------

BALANCES, JUNE 30, 2003                              13,717,333        13,717         26,673            (50,062)            (9,672)
  Contributed capital-office overhead                                                  1,200                                 1,200
  Shares issued April 27, 2004 @ $.001
   per share to acquire marketing rights             21,000,000        21,000        (21,000)                                    -
  Net (loss) for the year                                                                               (18,369)           (18,369)
                                                ----------------   -----------   ------------   ----------------    ---------------

BALANCES, JUNE 30, 2004                              34,717,333        34,717          6,873            (68,431)           (26,841)
(UNAUDITED)
  Contributed capital-operating expenses                                               6,230                                 6,230
  Shares issued August 2, 2004 @ $.23
   for marketing services                               502,000           502        114,958                               115,460
  Cancelation of shares isued for marketing
  services December 17, 2004                           (502,000)         (502)      (114,958)                             (115,460)
  Net (loss) for six months                                                                             (15,354)           (15,354)
                                                ----------------   -----------   ------------   ----------------    ---------------

BALANCES, DECEMBER 31, 2004 (UNAUDITED)              34,717,333    $   34,717    $    13,103    $       (83,785)    $      (35,965)
                                                ================   ===========   ============   ================    ===============

                                          SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              ARMOR ELECTRIC, INC.

Notes to Financial Statements (unaudited)

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of December 31, 2004 and the results of its operations for the three and six months ended December 31, 2004 and 2003 and cash flows for the six months ended December 31, 2004 and 2003 have been made. Operating results for the six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ended June 30, 2005.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended June 30, 2004.

Note 2. COMMON STOCK

On August 2, 2004 the Company issued 502,000 restricted shares of common stock for marketing services at $.23 per share for a total of $115,460. These services are being performed over a 5 month period ending December 31, 2004, accordingly, $46,184 was included in expense during the current quarter, and the balance as a deferred charge as of September 30, 2004.

On December 17, 2004, the above shares were cancelled due to non performance of the underlying services, accordingly, this transaction resulted in the reversal of all amounts previously recorded for compensation deferred and expensed.

Note 3. STOCK AND STOCK OPTION PLANS

During January 2005 the Company's Board of Directors approved the 2005 Incentive Stock Option Plan and the 2005 Stock Plan.

2005 Incentive Stock Option Plan

This plan was established for employees, consultants, directors, and other persons associated with the Company. It may be either incentive stock options, non-qualified stock options, stock awards, restricted shares or cash awards as determined by the Board of Directors. A maximum of 5 million shares are authorized for issuance.

Options are not transferable, will be assigned a price at which the underlying shares may be purchased when granted, will be assigned a vesting period as predetermined in the plan for each type of person to whom and when granted, and will expire 5 years from date of grant or less, depending on the term of office or engagement.

For Federal income tax purposes, no income tax is applicable to the granting of incentive stock options or their exercise, provided the exercised shares are held for a requisite period of time after the date of issuance. Alternative minimum tax may apply at the time of exercise, however. The Company is not required to withhold income or other taxes upon the exercise of these options.

As provided for in Financial Accounting Standards Board opinion No. 123R effective for small business issuers-as of the beginning of the first interim period that begins after December 15, 2005, all such companies that used the fair-value-based method for either recognition or disclosure under Statement 123 will apply this statement using a modified version of prospective application. Under the transition method, compensation cost is recognized on or after the required effective date for the portion of the outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. This statement when effective, or earlier adopted, eliminates the alternative use of APB 25, which used the intrinsic value method, and which generally resulted in no compensation value when options were issued.

2005 Non-Qualified Stock Plan

The Board authorized up to 3 million shares of the Company's common stock for issuance to certain persons. There are no restrictions on transferability. These shares are not qualified under the Federal tax code and are, therefore, taxable to the recipient and deductible by the Company when issued based on their fair market value, provided there is no substantial risk of forfeiture. Income and other taxes are to be withheld and/or paid by the Company at the time of issuance, which also include employer wage related taxes.

Note 4. REGISTRATION STATEMENTS

The Company is in the process of filing on Form S-8, registration statements with the Securities and Exchange Commission to register 5 million shares under the 2005 Incentive Stock Option Plan and 3 million shares under the 2005 Non-Qualified Stock Plan.

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

Plan of Operation
-----------------

For the near term, the Company continues to seek merger and/or acquisition candidates. It has had no operations since inception and is financially dependent on its shareholders, who have financed its existence to date. Management of the Company believes that its shareholders will continue to provide the finances the Company requires, without the need to raise additional capital.

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

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
----------------------------------------------

The Company has incurred operating losses since its inception related primarily to development general administration costs. During the three months ended December 31, 2004, the Company posted a loss of $38,385 compared to a loss of $2.575 for the three months ended December 31, 2003.

The Company's main focus during the three months ended December 31, 2004 has been continued development of the marketing rights acquired from Nova Electric Systems Inc.

General & Administrative Expenses
---------------------------------

General and administrative expenses increased to $38,385 during the three months ended December 31, 2004, compared to $2,575 for the three months ended December 31, 2003. The increase in 2004 is due to the beginning of increased operations within the Company.

Liquidity And Capital Resources
-------------------------------

Since inception, the Company has financed its operations from private financing. The company has suffered recurring losses from operations and has a working capital deficiency of $35,965.07 (current assets less current liabilities).

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

ITEM 3.  CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of December 31, 2004 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2004 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2004, the Company did not issue any unregistered securities but did cancel 502,000 restricted shares of common stock for marketing services at $.23 per share for a total of $115,460. These shares had been issued on August 2, 2004 for services to be performed over a five month period. These shares were cancelled due to non performance of the services. Accordingly, this transaction resulted in the reversal of all amounts previously recorded for compensation deferred and expensed in the financial statements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1.1(1) Articles of Incorporation dated June 5, 1998
         3.1.2(1) Articles of Amendment dated August 31, 1999
         3.1.3(2) Articles of Amendment dated June 4, 2004
         3.2(1)   Bylaws
         31.1     Section 302 Certification
         32.1     Section 906 Certification of CEO
         32.2     Section 906 Certification of CFO

------------------
(1) Previously filed as an exhibit to the Company's Form 10-SB as filed on January 6, 2003

(2) Previously filed as an exhibit to the Company's Form 10-KSB as filed on October 15, 2004

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 15, 2005                    ARMOR ELECTRIC INC.

                                            /s/ Merrill Moses
                                            -----------------------------
                                            Merrill Moses
                                            President