Form 10KSB/A
period 2004-06-30
Armor Electric, Inc.
filed 2005-04-21
CIK 1211768

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                AMENDMENT NO. 1
                                   FORM 10-KSB


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


Date: April 15, 2005                ARMOR ELECTRIC INC.

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

/s/ Merrill Moses                   Director               April 15, 2005
-----------------------
Merrill Moses

/s/ Harj Manhas                     Director               April 15, 2005
-----------------------
Harj Manhas

/s/ Thom Eggertson                  Director               April 15, 2005
-----------------------
Thom Eggertson

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

/s/ Braverman International, P.C.
Prescott, Arizona
September 29 2004

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


NOTE 3 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of marketing rights, the Company incurred $5,000 in legal fees which were billed by the law firm who is a shareholder of the Company. In addition, the Company was indebted to this same shareholder for assumption of corporate expenses totaling $10,867 as of June 30, 2004.


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



NOTE 7- SUBSEQUENT EVENTS

After June 30, 2004, the Company authorized and issued 502,000 restricted common shares for consulting services valued by the Board of Directors at $.23 per share. The services are to be provided over a 5 month period ended December 31, 2004.