Form 10QSB/A
period 2004-09-30
Armor Electric, Inc.
filed 2005-04-21
CIK 1211768

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 AMENDMENT NO. 1
                                   FORM 10-QSB


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

Item 6.  Exhibits and Reports on Form 8-K...................................5

Signatures..................................................................6

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                              ARMOR ELECTRIC, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS
                               SEPTEMBER 30, 2004
                                                         SEPTEMBER 30,  JUNE 30,
                                                             2004        2004
                                                           ---------   ---------
                                     ASSETS               (unaudited)
                                     ------                RESTATED
CURRENT ASSETS
  Funds held in trust by related party                     $    553    $    553
                                                           ---------   ---------

               Total Current Assets                        $    553    $    553
                                                           =========   =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
     ACCOUNTS PAYABLE                                      $    527    $    527
     Accounts payable-related parties                        15,867      15,867
     Accrued payroll                                         14,625      11,000
                                                           ---------   ---------

               Total Current Liabilities                     31,019      27,394
                                                           ---------   ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, par value $.001, 10,000,000 shares authorized, none issued

     Common stock, par value $.001, 100,000,000 shares
          authorized, 34,717,333 shares
          issued and outstanding                             34,717      34,717
     Paid-in capital                                         10,803       6,873
    (Deficit) accumulated during development stage          (75,986)    (68,431)
                                                           ---------   ---------

               Total Stockholders' Equity (Deficit)         (30,466)    (26,841)
                                                           ---------   ---------

                                                           $    553    $    553
                                                           =========   =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                      ARMOR ELECTRIC, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                               CONDENSED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                              CUMULATIVE
                                                                                FROM
                                                      THREE MONTHS ENDED     JUNE 5, 1998
                                                          SEPTEMBER 30,     (INCEPTION) TO
                                                     ---------------------   SEPTEMBER 30,
                                                       2004         2003         2004
                                                     ---------   ---------   ------------
                                                      RESTATED                RESTATED
OPERATING ACTIVITIES:
      Net  (loss) from operations                    $ (7,555)   $   (996)   $   (75,986)
      Contributions to capital                          3,930         300          8,730
      Capital issued for services                          --          --         15,010
      Adjustments to reconcile net (loss) to net
       cash used by operating activities:
         Changes in:
               Trust funds                                                          (553)
               Accounts payable                                        71            527
               Accrued payroll                          3,625         625         14,625
                                                     ---------   ---------   ------------

         Net Cash  (Used) in Operating Activities          --          --        (37,647)
                                                     ---------   ---------   ------------

 FINANCING ACTIVITIES:
       Proceeds from sale of common stock                  --          --         15,240
       Accounts payable- related parties                   --          --         22,407
                                                     ---------   ---------   ------------

         Net Cash provided by Financing Activities         --          --         37,647
                                                     ---------   ---------   ------------

NET INCREASE IN CASH                                       --          --             --

CASH, beginning of period                                  --          --             --
                                                     ---------   ---------   ------------

CASH, end of period                                  $     --    $     --    $        --
                                                     =========   =========   ============

NON-CASH FINANCING ACTIVITIES
     Shareholder loans converted to common stock                             $     6,540
                                                                             ============


                            SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                                 F-2

                              ARMOR ELECTRIC, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  CUMULATIVE
                                                                    FROM
                                      THREE MONTHS ENDED         JUNE 5, 1998
                                        SEPTEMBER 30,           (INCEPTION) TO
                                  --------------------------   -----------------
                                      2004          2003      SEPTEMBER 30, 2004
                                  ------------  ------------   ----------------
                                    RESTATED                         RESTATED

REVENUE                           $        --   $        --    $            --

EXPENSES:
      General and administrative        7,555           996             75,986
                                  ------------  ------------   ----------------

           Total Expenses               7,555           996             75,986
                                  ------------  ------------   ----------------

NET (LOSS)                        $    (7,555)  $      (996)   $       (75,986)
                                  ============  ============   ================


NET INCOME PER COMMON SHARE-BASIC           *             *
                                  ============  ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING       34,717,333    34,717,333
                                  ============  ============


* less than $.01 per share


                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                              ARMOR ELECTRIC, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                   (DEFICIT)
                                                                                  ACCUMULATED
                                                  COMMON STOCK                    DURING THE
                                           ------------------------    PAID-IN    DEVELOPMENT
                                              SHARES      AMOUNT       CAPITAL        STAGE        TOTAL
                                           -----------  -----------  -----------   -----------   -----------

Balances, inception                                --   $       --   $       --    $       --    $       --
(UNAUDITED)
  Shares issued January 10, 1998, for
   services at $.001 per share             10,500,000       10,500       (5,250)           --         5,250
  Net (loss) for the year                          --           --           --        (5,250)       (5,250)
                                           -----------  -----------  -----------   -----------   -----------

BALANCES, JUNE 30, 1998 (UNAUDITED)        10,500,000       10,500       (5,250)       (5,250)           --
  Shares issued August 31, 1998, for
   cash at $.001 per share                     42,000           42          168            --           210
  Shares issued August 31, 1998, for
   services at $.001 per share                  2,000        1,952        7,808            --         9,760
  Shares issued September 30,1998, for
   cash at $.001 per share                      2,000            2            8            --            10
  Shares issued October 12,1998,  for
   cash at $.001 per share                      4,000            4           16            --            20
  Net( loss) for the year                          --           --           --       (10,000)      (10,000)
                                           -----------  -----------  -----------   -----------   -----------

BALANCES, JUNE 30, 1999 (UNAUDITED)        12,500,000       12,500        2,750       (15,250)           --
  Shares issued February 8, 2000 for
   cash at $.001 per share                    150,000          150       14,850            --        15,000
  Net (loss) for the year                          --           --           --        (5,275)       (5,275)
                                           -----------  -----------  -----------   -----------   -----------

BALANCES, JUNE 30, 2000 (UNAUDITED)        12,650,000       12,650       17,600       (20,525)        9,725
(AUDITED)
  Contributed capital-office overhead              --           --        1,200            --         1,200
  Net (loss) for the year                          --           --           --       (14,155)      (14,155)
                                           -----------  -----------  -----------   -----------   -----------

BALANCES, JUNE 30, 2001                    12,650,000       12,650       18,800       (34,680)       (3,230)
  Contributed capital-office overhead              --           --        1,200            --         1,200
  Net (loss) for the year                          --           --           --        (4,272)       (4,272)
                                           -----------  -----------  -----------   -----------   -----------

BALANCES, JUNE 30, 2002                    12,650,000       12,650       20,000       (38,952)       (6,302)
  Contributed capital-office overhead              --           --        1,200            --         1,200
  Shares issued December 18, 2002 @
    $.001 per share for shareholder loan    1,067,333        1,067        5,473            --         6,540
  Net (loss) for the year                          --           --           --       (11,110)      (11,110)
                                           -----------  -----------  -----------   -----------   -----------

BALANCES, JUNE 30, 2003                    13,717,333       13,717       26,673       (50,062)       (9,672)
  Contributed capital-office overhead              --           --        1,200            --         1,200
  Shares issued April 27, 2004 @ $.001
   per share to acquire marketing rights   21,000,000       21,000      (21,000)           --            --
  Net (loss) for the year                          --           --           --       (18,369)      (18,369)
                                           -----------  -----------  -----------   -----------   -----------

BALANCES, JUNE 30, 2004                    34,717,333       34,717        6,873       (68,431)      (26,841)
(UNAUDITED) RESTATED
  Contributed capital-office overhead              --           --        3,930            --         3,930
  Net (loss) for the quarter                       --           --           --        (7,555)       (7,555)
                                           -----------  -----------  -----------   -----------   -----------

BALANCES, SEPTEMBER 30, 2004,
  (UNAUDITED) RESTATED                     34,717,333   $   34,717   $   10,803    $  (75,986)   $  (30,466)
                                           ===========  ===========  ===========   ===========   ===========


                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                        F-4

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


Date:  April 15, 2005                       ARMOR ELECTRIC INC.


                                            /S/ MERRILL MOSES
                                            ------------------------------------
                                            Merrill Moses
                                            President