Form 10QSB
period 2005-03-31
Armor Electric, Inc.
filed 2005-05-23
CIK 1211768

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2005

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

                                 (858) 720-0123
                           (Issuer's telephone number)

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, $0.001 par value                        39,631,681
               (Class)                          (Outstanding as of May 20, 2005)

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

         Condensed  Balance Sheets March 31, 2005(unaudited)
         and June 30, 2004 ..................................................F-1

         Unaudited Condensed  Statements of Operations for the
         three months ended March 31, 2005 and 2004..........................F-2

         Unaudited Condensed  Statements of Cash Flows for the
         three months ended March 31, 2005 and 2004..........................F-3

         Consolidated Statement of Stockholders' equity for the period from
         June 5, 1998 (Inception) to March 31, 2005 (unaudited)..............F-4

         Notes to Financial Statements (unaudited)...........................F-5

Item 2.  Management's Discussion and Analysis or Plan of Operation.............3

Item 3.  Controls and Procedures...............................................5

Part II  OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................6

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...........6

Item 3.  Defaults upon Senior Securities.......................................6

Item 4.  Submission of Matters to a Vote of Security Holders...................6

Item 5.  Other Information.....................................................6

Item 6.  Exhibits and Reports on Form 8-K......................................7

Signatures.....................................................................7

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                      ARMOR ELECTRIC, INC.
                               (A Development Stage Company)
                                  CONDENSED BALANCE SHEETS

                                                                   MARCH 31     JUNE 30,
                                                                    2005          2004
                                                                  ----------   ----------
                                     ASSETS                       (unaudited)
                                     ------

CURRENT ASSETS
  Cash                                                            $ 167,101    $      --
  Funds held in trust by related party                                  553          553
                                                                  ----------   ----------

              Total Current Assets                                  167,654          553

OTHER CURRENT ASSETS
  Contract Rights, at cost                                          200,000           --
                                                                  ----------   ----------

              Total Other Current Assets                            200,000           --

                                                                  $ 367,654    $     553
                                                                  ==========   ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
     Accounts payable                                             $     527    $     527
     Accounts payable-related parties                                15,867       15,867
     Accrued payroll                                                 20,925       11,000
                                                                  ----------   ----------

              Total Current Liabilities                              37,319       27,394
                                                                  ----------   ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, par value $.001, 10,000,000 shares authorized, none issued

    Common stock, par value $.001, 100,000,000 shares
          authorized, 34,717,333 issued and outstanding - 2004
          40,111,681 issued and outstanding - 2005                   40,111       34,717
    Paid-in capital                                                 493,609        6,873
    (Deficit) accumulated during development stage                 (203,385)     (68,431)
                                                                  ----------   ----------

              Total Stockholders' Equity (Deficit)                  330,335      (26,841)
                                                                  ----------   ----------

                                                                  $ 367,654    $     553
                                                                  ==========   ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS




                                              ARMOR ELECTRIC, INC.
                                          (A Development Stage Company)
                                            STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                                                                                CUMULATIVE
                                        THREE MONTHS ENDED           NINE MONTHS ENDED             FROM
                                              MARCH 31                    MARCH 31             JUNE 5, 1998
                                    ---------------------------   --------------------------- (INCEPTION) TO
                                        2005           2004           2005           2004      MARCH 31, 2005
                                    ------------   ------------   ------------   ------------   ------------

REVENUE                             $        --    $        --    $        --    $        --    $        --

EXPENSES:
     General and administrative:
         Consulting Fees                 62,596             --         62,596             --         62,596
         Other                           18,584          2,385         33,938          5,956        102,369
     Research & Development              38,420             --         38,420             --         38,420
                                    ------------   ------------   ------------                  ------------

         Total Expenses                 119,600          2,385        134,954          5,956        203,385
                                    ------------   ------------   ------------   ------------   ------------

NET INCOME (LOSS)                   $  (119,600)   $    (2,385)   $  (134,954)   $    (5,956)   $  (203,385)
                                    ============   ============   ============   ============   ============


NET (LOSS) PER COMMON SHARE-BASIC         *              *              *              *
                                    ============   ============   ============   ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING         38,401,681     13,717,333     36,168,560     13,717,333
                                    ============   ============   ============   ============


* less than $.01 per share

                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS




                                      ARMOR ELECTRIC, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                                     CUMMULATIVE
                                                               NINE MONTHS ENDED        FROM
                                                                    MARCH 31         JUNE 5, 1998
                                                            -----------------------  (INCEPTION) TO
                                                               2005         2004     MARCH 31, 2005
                                                            ----------   ----------   ----------

OPERATING ACTIVITIES:
      Net  (loss) from operations                           $(134,954)   $  (5,956)   $(203,385)
      Contributions to capital                                  8,130          900       12,930
      Common Stock issued for services                         35,000           --       50,010
      Adjustments to reconcile net (loss) to net
         cash used by operating activities:
         Changes in:
              Trust funds                                          --           --         (553)
              Accounts payable                                     --           71          527
              Accrued payroll                                   9,925        1,875       20,925
                                                            ----------   ----------   ----------

         Net Cash provided (Used) by Operating Activities     (81,899)      (3,110)    (119,546)
                                                            ----------   ----------   ----------

INVESTING ACTIVITIES:
      Contract rights acquired at cost                       (200,000)          --     (200,000)
                                                            ----------   ----------   ----------

         Net Cash provided (Used) by Investing Activities    (200,000)          --     (200,000)
                                                            ----------   ----------   ----------

 FINANCING ACTIVITIES:
      Proceeds from sale of common stock, net                 449,000           --      464,240
      Accounts payable - related parties                           --        3,110       22,407
                                                            ----------   ----------   ----------

         Net Cash provided by Financing Activities            449,000        3,110      486,647
                                                            ----------   ----------   ----------

NET INCREASE IN CASH                                          167,101           --      167,101

CASH, beginning of period                                          --           --           --
                                                            ----------   ----------   ----------

CASH, end of period                                         $ 167,101    $      --    $ 167,101
                                                            ==========   ==========   ==========

SUPPLEMENTAL CASH FLOWS INFORMATION

  Common stock issued in exchange for
    shareholder loan                                                                  $   6,540
                                                                                      ==========


                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS




                                              ARMOR ELECTRIC, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                (DEFICIT)
                                                                                               ACCUMULATED
                                                         COMMON STOCK                          DURING THE
                                                 ---------------------------     PAID-IN       DEVELOPMENT
                                                    SHARES         AMOUNT        CAPITAL          STAGE         TOTAL
                                                 ------------   ------------   ------------   ------------   ------------

Balances, inception (UNAUDITED)                           --    $        --    $        --    $        --    $        --

  Shares issued January 10, 1998, for services
   at $.001 per share                             10,500,000         10,500         (5,250)            --          5,250
  Net (loss) for the year                                 --             --             --         (5,250)        (5,250)
                                                 ------------   ------------   ------------   ------------   ------------

BALANCES, JUNE 30, 1998 (UNAUDITED)               10,500,000         10,500         (5,250)        (5,250)            --
  Shares issued August 31, 1998, for cash
   at $.001 per share                                 42,000             42            168             --            210
  Shares issued August 31, 1998, for services
   at $.001 per share                              1,952,000          1,952          7,808             --          9,760
  Shares issued September 30,1998, for cash
   at $.001 per share                                  2,000              2              8             --             10
  Shares issued October 12,1998,  for cash
   at $.001 per share                                  4,000              4             16             --             20
  Net( loss) for the year                                 --             --             --        (10,000)       (10,000)
                                                 ------------   ------------   ------------   ------------   ------------

BALANCES, JUNE 30, 1999 (UNAUDITED)               12,500,000         12,500          2,750        (15,250)            --
  Shares issued February 8, 2000 for cash
   at $.001 per share                                150,000            150         14,850             --         15,000
  Net (loss) for the year                                 --             --             --         (5,275)        (5,275)
                                                 ------------   ------------   ------------   ------------   ------------

BALANCES, JUNE 30, 2000 (UNAUDITED)               12,650,000         12,650         17,600        (20,525)         9,725
(AUDITED)
  Contributed capital-office overhead                     --             --          1,200             --          1,200
  Net (loss) for the year                                 --             --             --        (14,155)       (14,155)
                                                 ------------   ------------   ------------   ------------   ------------

BALANCES, JUNE 30, 2001                           12,650,000         12,650         18,800        (34,680)        (3,230)
  Contributed capital-office overhead                     --             --          1,200             --          1,200
  Net (loss) for the year                                 --             --             --         (4,272)        (4,272)
                                                 ------------   ------------   ------------   ------------   ------------

BALANCES, JUNE 30, 2002                           12,650,000         12,650         20,000        (38,952)        (6,302)
  Contributed capital-office overhead                     --             --          1,200             --          1,200
  Shares issued December 18, 2002 @ $.001
    per share for shareholder                      1,067,333          1,067          5,473             --          6,540
  Net (loss) for the year                                 --             --             --        (11,110)       (11,110)
                                                 ------------   ------------   ------------   ------------   ------------

BALANCES, JUNE 30, 2003                           13,717,333         13,717         26,673        (50,062)        (9,672)
  Contributed capital-office overhead                     --             --          1,200             --          1,200
  Shares issued April 27, 2004 @ $.001
   per share to acquire marketing rights          21,000,000         21,000        (21,000)            --             --
  Net (loss) for the year                                 --             --             --        (18,369)       (18,369)
                                                 ------------   ------------   ------------   ------------   ------------


                                                                             F-4a

BALANCES, JUNE 30, 2004                           34,717,333         34,717          6,873        (68,431)       (26,841)
(UNAUDITED)
  Contributed capital-operating expenses                  --             --          8,130             --          8,130
  Shares issued August 2, 2004 @ $.23
   for marketing services                            502,000            502        114,958             --        115,460
  Cancellation of shares issued for marketing
  services December 17, 2004                        (502,000)          (502)      (114,958)            --       (115,460)
  Shares issued January 21, 2005 @ $.115
   per share for legal services provided             304,348            304         34,696             --         35,000
  Shares issued February 4, 2005 for cash
   at $.10 per share                                 300,000            300         29,700             --         30,000
  Shares issued February 8, 2005 for cash
   at $.10 per share                               1,050,000          1,050        103,950             --        105,000
  Shares issued February 9, 2005 for cash
   at $.10 per share                                 100,000            100          9,900             --         10,000
  Shares issued February 16, 2005 for cash
   at $.10 per share                                 350,000            350         34,650             --         35,000
  Shares issued February 17, 2005 for cash
   at $.10 per share                                 350,000            350         34,650             --         35,000
  Shares issued February 18, 2005 for cash
   at $.10 per share                                 100,000            100          9,900             --         10,000
  Shares issued February 20, 2005 for cash
   at $.10 per share                                 100,000            100          9,900             --         10,000
  Shares issued February 22, 2005 for cash
   at $.10 per share                               2,600,000          2,600        257,400             --        260,000
  Shares issued February 28, 2005 for cash
   at $.10 per share                                 100,000            100          9,900             --         10,000
  Shares issued March 4, 2005 for cash
   at $.10 per share                                  40,000             40          3,960             --          4,000

   Stock offering costs                                   --             --        (60,000)            --        (60,000)

  Net (loss) for nine months                              --             --             --       (134,954)      (134,954)
                                                 ------------   ------------   ------------   ------------   ------------

BALANCES, MARCH 31, 2005 (UNAUDITED)              40,111,681    $    40,111    $   493,609    $  (203,385)   $   330,335
                                                 ============   ============   ============   ============   ============


                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                      F-4b

                              ARMOR ELECTRIC, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2005 and the results of its operations for the three and nine months ended March 31, 2005 and 2004 and cash flows for the nine months ended March 31, 2005 and 2004 have been made. Operating results for the nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended June 30, 2005.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended June 30, 2004.

NOTE 2. COMMON STOCK AND WARRANTS

The Company had two private placements of common stock during the current quarter totaling approximately $509,000, representing the sale of 5,090,000 shares of common stock . Total offering costs in connection therewith were $60,000 of which $35,000 was paid for by common stock issuance of 304,348 shares at a value of $.115 per share, and the balance was paid for in cash.

In connection with the above private placements 5,599,000 stock purchase warrants were issued including 509,000 as a finder's fee to Granite Financial Group, Inc. The warrants have an exercise price of $.15 per share during the term of their existence which expires on February 22, 2012.

NOTE 3.  CONTRACT RIGHTS ACQUIRED

In addition to the 21,000,000 shares issued in April 2004, recorded for no value, to acquire Contract Rights pertaining to a number of agreements relating to the final development and sales of electric motorized propulsion, the Company was also contingently obligated to pay $650,000 upon receiving adequate financing, to the same Company. On March 1, 2005, the Company, paid $200,000 towards this contingent obligation which was capitalized under the caption of Contract Rights. The balance when paid will be added to this account. Since, Contract Rights were determined to have an indefinite life, there is no amortization recorded. Accordingly, Contract Rights will be subjected to impairment testing each reporting period.

The Company also began incurring consulting fees during the current quarter in connection with the search for strategic partners who could facilitate the Company's business plan, including financing for orders to be placed with foreign vendors and development of dealerships for product sales.


NOTE 4.  PROPOSED FILING OF REGISTRATION STATEMENT

The Company agreed to file a registration statement on form SB-2 to register the underlying security as a requirement in obtaining its two private placements during the current quarter. This registration statement was filed on May 11, 2005.

NOTE 5.  RESEARCH AND DEVELOPMENT

We expense research and development costs as they are incurred. Research and Development costs are included in the statement of operations caption of the same name. Of this amount approximately $5,000 was paid for outside services related to the development of new technology, with the remainder of the amount paid for prototypes of the existing technology, which was included within the Contract Rights capitalized during the quarter.

ITEM 2.  Plan of Operation

Now that the Company has received financing under two private placements of common stock during the current quarter, it is proceeding to development the business opportunity which it finalized in April 2004, which was the acquisition of certain contracts rights leading to the ultimate set up of dealerships for the sale of electric powered vehicles. This plan which is currently under way involves obtaining strategic partners with whom the Company can arrange financing for its products and provide marketing for the set up of a distribution network for product sales. The Company has also commenced research and development on new technology which could lead to additional products for the Company to sell.

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

Overview

The Company is a development stage company in the business of developing certain distribution rights to electric vehicle and electric propulsion systems.

Plan of Operation

The Company has had no operations since inception and is financially dependent on its shareholders, who have financed its existence to date.

For the near term, the Company continues to develop the rights it was assigned by Nova Electric Systems Inc., ("Nova") through an asset purchase agreement dated April 27, 2004. Nova is in the business of developing and marketing electronic propulsion and battery power systems for electric powered vehicles. Under the asset purchase agreement with Nova, the Company issued 21,000,000 Common Shares in the capital stock of the Company. Under the asset purchase agreement, the Company also agreed to pay, upon obtaining financing, $650,000 USD. The Company had not paid or recorded any of this contingent consideration pursuant to the asset purchase agreement as of the end of the quarter ended December 31, 2004 because it had not yet acquired the necessary financing, as provided for in the agreement.

Financing for the above additional consideration was arranged during the first calendar quarter of 2005 through two private placements of the Company's common stock totaling $520,000. Substantial stock offering and legal fees in connection with this financing were also incurred. The stock sold through the two private placements are the shares that are being registered in this prospectus.

Through an agreement between Nova and NuAge Electric Inc., Armor holds the rights for the use of certain proprietary technology to install electric propulsion systems on a variety of electric powered vehicles to include, but not limited to, mountain bikes, regular cycles, children's cycle toys and riding vehicles, recreation ATV units, scooters, motorcycles, go-karts, NEV (Neighborhood Electric Vehicle) cars, race cars, regular passenger cars, buses and all other types of two and three wheeled vehicles, water craft and in addition, a wide variety of other vehicles and products.

Armor has also acquired the rights from NuAge Electric Inc., to certain agreements between NuAge and the largest bicycle manufacturer in the world, Hero Cycles in India, for the joint venture to manufacture and distribute many of the electric powered two and three wheel vehicles in India and for distribution from the Hero manufacturing facilities worldwide.

The Nova Business Plan details a number of electric powered vehicles built as prototype working models at the Las Vegas facility and it is the intent of Armor to work closely with their strategic partner, NuAge to continue to develop a wide variety of commercially viable vehicles and products there.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
----------------------------------------------

The Company has incurred operating losses since its inception related primarily to development general administration costs. During the three months ended March 31, 2005, the Company posted a loss of $ 119,600 compared to a loss of $ 2,385 for the three months ended March 31, 2004.

The Company's main focus during the three months ended March 31, 2004 has been continued development of the marketing rights acquired from Nova Electric Systems Inc. and financing of the Agreement used to obtain those rights.

GENERAL & ADMINISTRATIVE EXPENSES
---------------------------------

General and administrative expenses increased to $81,180 during the three months ended March 31, 2005 compared to $2,385 for the three months ended March 31, 2004. The increase is due to the beginning of increased operations within the Company, including increased Consulting fees.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Since inception, the Company has financed its operations from private financing. The company has suffered recurring losses from operations but has recently undergone financing activities and has working capital of $130,334.76 (current assets less current liabilities).

FINANCING
---------

The Company's capital requirements have not been significant in the past but the Company anticipates it will increase as development and product launch begins.

CASH REQUIREMENTS AND NEED FOR ADDITIONAL FUNDS

To date, the Company has invested approximately $21,000 paid in stock and $200,000 in acquiring the marketing rights of its product.

In its attempts to develop the Company's marketing strategy and launch a product, the Company anticipates it will require approximately $1,500,000.00 in the coming year. To satisfy these cash requirements, the Company will likely have to raise additional funds in the coming year. There are no assurances that the Company will be able to obtain the additional financing.

ITEM 3.  CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2005 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared. The registrant's Principal executive officers and principal financial officer have also concluded, based on the evaluation described above, that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to the Company's management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

The registrants' principal executive officers and principal financial officer have concluded that there were no changes in our internal controls or in other factors that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting, subsequent to March 31, 2005, the date of their most recent evaluation of such controls.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between February 8 and April 18, 2005, in private placement transactions under Regulation D and Regulations S of the SECURITIES ACT, 1933, the Company sold 5,200,000 shares of Common Stock and 5,460,000 common share purchase warrants to the Selling Security Holders. The warrants have an exercise price of $0.15 and an expiry date of February 22, 2012. These shares and the shares that will be issued when and if thee warrants are exercised, are the shares that are being registered in this prospectus.

Granite Financial Inc. ("Granite") is a broker-dealer who received 260,000 of the warrants with an exercise price of $0.15 and an expiry date of February 22, 2012 as compensation for acting as a placement agent in the private placement transactions. Other than the warrants issued to Granite, no brokerage or finder's fees or commissions were paid by the Company to any broker, financial advisor or consultant, finder, placement agent, investment banker, bank or other Person with respect to the private placement transactions.

Gross proceeds to the Company from the private placement transaction was $520,000. Approximate expenses relating to the transactions are estimated at $101,662. Therefore, net proceeds are estimated at $418,338. These proceeds will be used for paying off the amount due under an Acquisition Agreement with Nova Electric, Inc. and to pay operating expenses.

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

(a)      Exhibits

         3.1.1(1)   Articles of Incorporation dated June 5, 1998
         3.1.2(1)   Articles of Amendment dated August 31, 1999
         3.1.3 (2)  Articles of Amendment dated June 4, 2004
         3.2(1)     Bylaws 31.1 Section 302 Certification
         32.1       Section 906 Certification of CEO
         32.2       Section 906 Certification of CFO
         ------------------------------------

(1) Previously filed as an exhibit to the Company's Form 10-SB as filed on January 6, 2003

(2) Previously filed as an exhibit to the Company's Form 10-KSB as filed on October 15, 2004

b) The following current report on Form 8-K was filed during the period ended March 31, 2005:

On March 9, 2005, the Company filed a report on Form 8-K under Item 5, and 7 disclosing that it had entered into private placement transactions with various purchasers pursuant to section 4(2) of the Securities Act and Rule 506 thereof, and an offering under Regulation S pursuant to rules 901 to 905 of the Securities Act.

On the same Form 8-K, the Company further announced that it has been approved for listing in Standard & Poor's Corporation Records of publicly traded companies.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 20, 2005                         ARMOR ELECTRIC INC.


                                            /S/ MERRILL MOSES
                                            ------------------------------------
                                            Merrill Moses
                                            President