Form 10KSB/A
period 2004-06-30
Armor Electric, Inc.
filed 2005-08-12
CIK 1211768

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 AMENDMENT NO. 2
                                   FORM 10-KSB


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

Item 1.   Business.........................................................3

Item 2.   Properties.......................................................7

Item 3.   Legal Proceedings................................................7

Item 4.   Submission of Matters of a Vote of Security Holders..............7

                                     Part II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters..............................................8

Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation...............................9

Item 7.   Financial Statements and Supplementary Data.....................12

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.............................12

Item 8A.  Controls and Procedures.........................................12

                                    Part III

Item 9.   Directors and Executive Officers of the Registrant,
          Compliance with Section 16(a) of the Act........................13

Item 10.  Executive Compensation..........................................14

Item 11.  Security Ownership of Certain Beneficial Owners and Management..15

Item 12.  Certain Relationships and Related Transactions..................16

                                     Part IV

Item 13.  Exhibits, Financial Statement Schedule and Reports on Form 8-K..16

Item 14.  Principal Accountant Fees and Services..........................18

Signatures................................................................19

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

Dated effective April 27, 2004, the Company entered into a Share Exchange Agreement (the "Agreement") with Nova Electric Systems Inc. ("Nova"). Nova owns the rights to the use of technologies being developed to produce electronic propulsion and battery power systems for electric powered vehicles. The Company is now engaged in developing Nova's business plan.

On June 4, 2004 the Company approved an amendment to the Articles of Incorporation changing the name of the Company to Armor Electric Inc. The amended articles were filed with the State of Florida on June 7, 2004.

The Company's principal executive offices are located at: 201 Lomas Santa Fe, Suite #420, Solana Beach, CA 92075.

Business of Issuer

The Company, through the contracts owned by Nova, is in the business of developing the distribution rights to electric vehicle and electric propulsion systems. The contracts owned by Nova are described below.

Nova entered into an agreement with Nu Age Electric Inc. (Nu Age) whereby Nu Age assigned to Nova all its rights relating to the manufacture and sale of electrically powered vehicles pursuant to agreements made between Nu Age and Hero/Majestic Auto Limited (Hero).

The Agreements made between Nu Age and Hero include:

1. An agreement for the production of Hero Mountain bicycles and scooters which Nu Age can adapt to an electric power system

Under this Agreement, Nu Age would supply to Hero certain prototype vehicle units which Nu Age has proprietary rights to. Nu Age and Hero have agreed to jointly engineer and test and build these prototypes to demonstration quality standards. It is anticipated that once these prototypes and completed to certain standards, Hero would be responsible for manufacturing the vehicles in their plant in India and Nu Age would have the exclusive right to market and sell these vehicles in the United States, South America and Europe.

2.   An Agreement to produce electric powered children's toys

Nu Age currently has a several electric powered toys in a variety of development stages and will jointly develop these toys with Hero. Hero would manufacture and test the products in India with anticipated sales to the US, South America and Europe.

3. An Agreement to establish a Joint Venture Company with the purpose of developing and marketing integrated electric propulsion systems for two and three wheeled vehicles.

Pursuant to the Agreement, the purpose of the Joint Venture company is to combine NU Age's technological and business expertise with Heros's manufacturing capabilities to produce vehicles with integrated electric propulsion systems and market the vehicles to the Hero's established client base while building new markets.


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

1.   Transportation
-------------------

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

2.   Recreation, Leisure and Riding Toys
----------------------------------------

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

B. We have built several prototype vehicles that appeal to the mid-youth and young adult markets. Both of these existing markets have sales in the millions of units per year. Our products will offer a medium power level, without the safety issues involved with high speed, flammable fuels, and hot exhaust pipes. The young adult products will include a range of unique scooters and high-powered electric go-karts. We have established a relationship with the leading operator of indoor go-cart tracks in Europe where current legislation requires migration to electric propulsion for these venues. We anticipate using our partnership with our manufacturer of two and three wheeled vehicles to make the frames for our go-carts thereby expanding their product lines while avoiding the high cost of manufacture in Europe

3.   Defense
------------

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

4.   Industrial/Utility
-----------------------

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

Plan of Operation
-----------------

The Company acquired all the issued and outstanding shares of Nova Electric Systems Inc., (Nova) when it entered into a stock exchange agreement whereby the Company exchanged all the outstanding shares of Nova for Company shares.

Nova acquired rights from Nu Age Electric Inc., to certain agreements between Nu Age and the largest bicycle manufacturer in the world, Hero Cycles in India, for the joint venture to manufacture and distribute many of the electric powered two and three wheel vehicles in India and for distribution from the Hero manufacturing facilities worldwide.

The Nova Business Plan details a number of electric powered vehicles built as proto-type working models at the Las Vegas facility and the intent of Nova to continue to develop a wide variety of commercial viable vehicles and products here.

Nova will also work closely with their strategic partner, Nu Age Electric Inc., who has developed the agreements with Hero Cycles for excellent manufacturing and sales capabilities but also with other additional sales distributorships for these electric powered products in the countries of Brazil, Mexico, Chile, Germany, Italy, the Caribbean, Canada, the USA and other exceptional locations.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
----------------------------------------------

The Company has incurred annual operating losses since its inception related primarily to development general administration costs. During the year ended June 30, 2004, the Company posted a loss of $46,341.

The Company's main focus during the year ended June 30, 2004 has been to seek out a business to acquire. During this period of time, the Company entered into an Share Exchange Agreement and acquired all the outstanding shares of Nova Electric Systems Inc. The Company is now currently developing the business plan of Nova.

General & Administrative Expenses
---------------------------------

General and administrative expenses were $ $39,341 during the year ended June 30, 2004, The Company anticipates this expense to increase as operations increase.

Liquidity And Capital Resources
-------------------------------

Since inception, the Company has financed its operations from private financing. The company has suffered recurring losses from operations and has a working capital deficiency of $ $27,641 (current assets less current liabilities).

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is included as a separate Exhibit to this report. Please see pages F-1 through F- 11.

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

HARJ MANHAS, SECRETARY, TREASURER AND DIRECTOR

>From 1997 to the present, Harj Manhas has served as Vice President and Director of Secura Investments Inc., a privately owned Investment firm that was established in 1995 to fund start-up corporations. Mr. Manhas primary roles in the Company is to provide financial advice, analyze projects and the running of day to day operations.

>From 1999 to the present, Mr. Manhas has also been serving as Vice President of Corporate Finance and Director of Surge Technologies, Inc, a manufacturer of surge protection products used in telecommunications networks which protect telephone and other communication lines from harmful voltage transients. Mr. Manhas primary roles with Surge Technologies is to provide corporate finance management, handle investor relations and some running of the day to day operations of the company.

Mr. Manhas is a graduate from the SAIT Mechanical Engineering Design Program in Calgary, Alberta.

THOM EGGERTSON, DIRECTOR

>From 1999 to the present Thom Eggertson has been engaged in accounting and financial services on a contractual basis for a variety of clients including White Iron Group, as interim Controller for a TV program production company and post-production house; VSS Sleep Systems Inc., as CFO for a bed frame manufacturer; Secura Investements Inc., providing long term strategic direction analysis, evaluation of a telecommunications business opportunity and preparation of a business plan; Surge Technologies Inc., providing financing strategies, management information system development, business plan preparation and assistance in completing the year end as interim CFO; Comvillage Inc., as CFO for this internet browser development company; Xpressnet Ltd., providing organizational planning and preparation of a financing proposal for a provider of DSL and wireless high speed internet access; WCW Inc., providing an operational review of a mattress manufacturer in Hoosick Falls, New York; and SoftSource Computing Inc., as CFO for a reseller of software, computer solutions and hardware to large corporations.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with the acquisition of marketing rights, $5,000 in legal fees were billed by the law firm who is a shareholder of Armor. In addition, Armor was indebted to this same shareholder for assumption of corporate expenses totaling $10,868 as of June 30, 2004.

The parent company of Nova, Nu Age Electric, Inc. (Nu Age ) prior to the stock exchange transaction became the majority shareholder of the Company immediately after the transaction. Nu Age Electric, Inc. is involved in the research and development of various battery powered electric vehicles. The agreement between Nu Age and Nova Inc. provides that Nu Age agrees to sell to Nova all of the rights Nu Age acquired and herein after acquires by agreements relating to the manufacture and sale of certain vehicles to be powered electrically including the Hero Group of Companies in the country of India and all rights pertaining to the proposed joint venture for the lithium production plant and assembly plant in exchange for 21 million shares of Nova common stock and a royalty of 15% of all pre tax profits of Nova. An advance royalty is to be paid to Nu Age of $650,000.

                                     Part IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of June 30, 2004 are filed as part of this report.

(1) Financial statements of Armor Electric Inc.
                                                                         Page
                                                                         ----
REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM                         F-1

BALANCE SHEET (Restated)                                                 F-2

STATEMENT OF OPERATIONS (Restated)                                       F-3

STATEMENT OF STOCKHOLDERS' EQUITY (Restated)                             F-4

STATEMENT OF CASH FLOWS (Restated)                                       F-5

NOTES TO FINANCIAL STATEMENTS                                            F-6


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

Exhibit
Number       Description of Document
------       -----------------------

3.1.1(1) Articles of Incorporation dated June 5, 1998
3.1.2(1) Articles of Amendment dated August 31, 1999
3.1.3    Articles of Amendment dated
3.2(1)   Bylaws
10.1 Share Exchange Agreement between Armor Enterprises, Inc. and Nova Electric Systems Inc. dated effective April 27, 2004.
31.1     Section 302 Certification of CEO and CFO
32.2     Section 906 Certification of CEO and CFO

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


Date: August 8, 2005                ARMOR ELECTRIC INC.

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

/s/ Merrill Moses                   Director               August 8, 2005
-----------------------
Merrill Moses

/s/ Harj Manhas                     Director               August 8, 2005
-----------------------
Harj Manhas

/s/ Thom Eggertson                  Director               August 8, 2005
-----------------------
Thom Eggertson

/s/ Cheryl Schertzer                Director               August 8, 2005
-----------------------
Cheryl Schertzer

/s/ LaRoy Orr                       Director               August 8, 2005
-----------------------
LaRoy Orr

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Armor Electric, Inc.
Solana Beach, CA

We have audited the accompanying Consolidated balance sheet of Armor Electric, Inc. (a Nevada corporation in the development stage) as of June 30, 2004, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the period from October 29, 2003 (Inception) to June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As disclosed in Notes 1 and 7 of the Notes to consolidated financial statements, the accompanying consolidated financial statements as of June 30, 2004, and for the two years then ended have been restated to give effect to a stock exchange transaction with, and a recapitalization of Nova Electric, Inc. which occurred on April 27, 2004. Formerly, Armor Electric, Inc's financial statements were based only on the purchase of the major asset of Nova Electric, Inc., its marketing rights.

There was no change in the consideration paid to facilitate the stock exchange transaction as compared to the purchase of Nova's marketing rights, and the effect on the restatement of the accompanying consolidated financial statements as of June 30, 2004, was an increase in expenses and net loss of $27, 973, without a material effect on the related loss per share and stockholders' equity.

In our opinion, the consolidated financial statements referred to above, as restated, present fairly, in all material respects, the financial position of Armor Enterprises, Inc., as of June 30, 2004, and the results of operations and cash flows for the period from October 29, 2003 (Inception) to June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has not commenced operations. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and/or achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Braverman International, P.C.
Prescott, Arizona
September 29 2004

                              ARMOR ELECTRIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (restated)



                                     ASSETS
                                     ------

CURRENT ASSETS
    Funds held in trust by related party                            $     553
                                                                    ---------

         Total Current Assets                                       $     553
                                                                    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES

       Accounts payable                                             $     526
       State income tax payable                                           800
       Accounts payable-related parties                                15,868
       Accrued payroll                                                 11,000
                                                                    ---------

       Total Current Liabilities                                       28,194
                                                                    ---------

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value, 10,000,000
  shares authorized, none issued                                            -

Common stock, par value $.001, 100,000,000
  shares authorized, 34,717,333 issued and outstanding                 34,717
Paid in capital                                                         3,308
(Deficit) accumulated during the development stage                    (65,666)
                                                                    ---------


Total Stockholders' Equity                                            (27,641)
                                                                    ---------

                                                                    $     553
                                                                    =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              ARMOR ELECTRIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  OCTOBER 30, 2003 (INCEPTION) TO JUNE 30, 2004
                                   (RESTATED)



REVENUES                                                   $          -
                                                           ------------

EXPENSES
   General and administrative:
        Consulting Fees                                          21,001
        Other                                                    18,340
   Research & Development                                         7,000
                                                           ------------

   Total expenses                                                46,341
                                                           ------------

NET (LOSS)                                                 $    (46,341)
                                                           ============

NET (LOSS) PER SHARE                                               *
                                                           ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                  25,572,444
                                                           ============

*  less than $.01 per share



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                          ARMOR ELECTRIC, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                   STATEMENTS OF STOCKHOLDERS' EQUITY
                                               (RESTATED)


                                                                               (Deficit)
                                                                              Accumulated
                                         Common Stock                           During           Total
                                   -------------------------     Paid-in      Development    Stockholders'
                                      Shares       Amount        Capital         Stage          Equity
                                   -----------   -----------   -----------    -----------    -----------
Inception, Oct 30, 2003,
Stock issued for services
@ $.001 per share                        1,000   $         1   $         -    $         -    $         1

April 21, 2004
Stock issued for services
@ $0.001 per share                  20,999,000        20,999             1              -         21,000

Contributed Capital -
Office overhead                              -             -        15,232              -         15,232

Net (Loss), for the period
ended April 27, 2004                         -             -             -        (37,033)       (37,033)
                                   -----------   -----------   -----------    -----------    -----------

BALANCE, APRIL 27, 2004             21,000,000        21,000        15,233        (37,033)          (800)

Recapitalization,
April 27, 2004                      13,717,333        13,717       (15,233)       (19,325)       (20,841)

Contributed Capital -
Office overhead                              -             -         3,308              -          3,308

Net (loss) for period                        -             -             -         (9,308)        (9,308)
                                   -----------   -----------   -----------    -----------    -----------

BALANCE, JUNE 30, 2004              34,717,333   $    34,717   $     3,308    $   (65,666)   $   (27,641)
                                   ===========   ===========   ===========    ===========    ===========


                             SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                                   F-4

                              ARMOR ELECTRIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONSOLATED STATEMENT OF CASH FLOWS
                  OCTOBER 30, 2003 (INCEPTION) TO JUNE 30, 2004
                                   (RESTATED)


OPERATING ACTIVITIES
         Net (loss) from operations                                $  (46,341)
              Common Stock issued for Services                         21,001
              Contributions to capital                                 18,540
        Adjustments to reconcile net
        (loss) to net cash (used) by
        operating activities:
              Increase in state income tax payable                        800
              Increase in accrued payroll                               1,000
                                                                   ----------

            NET CASH (USED BY) OPERATING ACTIVITIES                    (5,000)
                                                                   ----------

FINANCING ACTIVITIES
         Increase in accounts payable - related party                   5,000
                                                                   ----------


            NET CASH PROVIDED BY FINANCING ACTIVITIES                   5,000
                                                                   ----------

            NET INCREASE IN CASH                                            -
                                                                   ----------

            CASH, BEGINNING OF PERIOD                                       -
                                                                   ----------

            CASH, END OF PERIOD                                    $        -
                                                                   ==========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              ARMOR ELECTRIC, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

Armor Enterprises, Inc. (Armor), formerly Armor Enterprises, Inc. and Armor Software, Inc., is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. It is a Florida corporation, formed on June 5, 1998. Since inception it has had no operations. Armor was formed with the purpose of developing privacy encryption software for the Internet. The Company was unable to raise enough capital to finance its research and development of the software while other larger companies began addressing privacy issues, making the Company's proposed software obsolete. After efforts to develop the business failed, all efforts were abandoned in mid 2000.

Basis of Presentation

On April 27, 2004 Armor acquired all of the issued and outstanding shares of common stock of Nova Electric, Inc. (Nova, or the Company) a development stage Nevada Corporation, formed October 29, 2003, in exchange for 21 million restricted shares of common stock of Armor, pursuant to Section 368 (a) (1) (A) of the Internal Revenue Code, which provides for a tax-free exchange under that reorganization provision.

This stock exchange transaction, which is treated as a recapitalization of Nova for accounting purposes, resulted in a change of control wherein the financial statements included herein are those of the acquired company, Nova, the accounting parent, consolidated with, Armor, Nova's accounting subsidiary, as required for proper financial presentation purposes only. For legal purposes, Armor is the parent and Nova is the subsidiary.

At the date of the stock exchange, all of the net assets of Armor were acquired by Nova at fair value which equaled Armor's book value. Nova's fiscal year end is June 30.

Restatement of Previously Issued Financial Statements

The June 30, 2004 consolidated financial statements included herein have been restated to reflect the above presentation since when originally issued, such financial statements were the financial statements of Armor only.

The acquisition of the marketing rights was retroactively rescinded and the agreements restructured to provide for the acquisition of all of the outstanding common stock of Nova, as above. Accordingly, the restructure resulted in the restatement of all of the financial statements of Armor as presented herein.

Going Concern

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. It has sustained an operating loss since inception and has a negative working capital and a deficit in stockholders equity. The Company's ability to continue in existence is dependent on its ability to develop additional sources of capital, and to achieve profitable operations. Management's plan is to pursue the sale of products pursuant to its marketing rights. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Income Taxes

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards Board Opinion No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future periods of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end.


Earnings (loss) Per Common Share

Basic (loss) per common share has been calculated based upon the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standards Statement No. 128, "Earnings per Share". All shares issued have been considered outstanding since inception because of the nominal value assigned thereto.


Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, disclosures about fair value of financial instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of the Company's financial instruments, which are trust account receivable and amounts payable approximate fair values due to the short-term maturities of such instruments.

NOTE 2 - CONTRIBUTED CAPITAL

Capital contributed since inception by Nova's management based on the fair value of such services included management compensation of $8,000, and office overhead of $3,540. It also included research and development expense of $7,000 in connection with vehicle prototypes paid by a shareholder.

NOTE 3 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of marketing rights, $5,000 in legal fees were billed by the law firm who is a shareholder of Armor. In addition, Armor was indebted to this same shareholder for assumption of corporate expenses totaling $10,868 as of June 30, 2004.

                              ARMOR ELECTRIC, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

The parent company of Nova, Nu Age Electric, Inc. (Nu Age ) prior to the stock exchange transaction became the majority shareholder of the Company immediately after the transaction. Nu Age Electric, Inc. is involved in the research and development of various battery powered electric vehicles. The agreement between Nu Age and Nova Inc. provides that Nu Age agrees to sell to Nova all of the rights Nu Age acquired and herein after acquires by agreements relating to the manufacture and sale of certain vehicles to be powered electrically including the Hero Group of Companies in the country of India and all rights pertaining to the proposed joint venture for the lithium production plant and assembly plant in exchange for 21 million shares of Nova common stock and a royalty of 15% of all pre tax profits of Nova. An advance royalty is to be paid to Nu Age of $650,000.

NOTE 4 - INCOME TAXES

Total deferred income taxes as of June 30, 2004, of approximately $7,400 were reduced to zero, after considering the valuation allowance of $7,400, since there is no assurance of future taxable income. As of June 30, 2004 there was a net operating loss carryforward of approximately $22,000 which expires in 2024, if unused. The following is an analysis of deferred tax assets as of June 30, 2004:

                                                          Deferred    Valuation
                                             Tax Assets   Allowance    Balance
Deferred tax assets at  inception              $    0     $    (0)    $   -0-
Additions for the year                          7,400      (7,400)        -0-

Deferred tax assets at June 30, 2004           $7,400     $(7,400)    $   -0-


The following is reconciliation from the expected statutory federal income tax rate to the Company's actual income tax rate for the years ended December 31:


                                                                2004       2003

Expected income tax (benefit) at federal statutory tax rate     (34%)      (34%)
Valuation allowance                                              34%        34%

              Actual income tax (benefit)                         0%         0%



NOTE 5 - COMMITMENTS AND CONTINGENCIES

Litigation

Armor was a defendant in a small claims court action in the Province of British Columbia on May 16, 2002, involving two Plaintiffs alleging a $5,000 deposit was not returned to them, which was intended to apply towards the purchase of common stock of the Company, which was never issued. Armor claims that no amount was ever received from plaintiffs and filed a response on June 20, 2002, disputing all allegations. In the opinion of Company counsel, the claim is a nuisance lawsuit and is confident no liability will result on its behalf.

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

                              ARMOR ELECTRIC, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 7 - EFFECT OF RESTATEMENT OF FINANCIAL STATEMENTS

The effect of restating the financial statements for Amor Electric, Inc. was to eliminate financial information for all periods prior to the inception of Nova Electric, Inc. on October 29, 2003 as the accompanying financial statements are considered those of Nova Electric, Inc. only. Accordingly, the following was the effect on operations for the period from that inception to June 30, 2004:

                                                       Originally
                                         Restated       presented     Increase
Revenues                                $     -0-      $     -0-     $     -0-
Expenses
  General and administrative              39, 341         18,369        20,972
  Research and development                  7,000            -0-         7,000
                                        ---------      ---------     ---------

        Total Expenses                     46,341         18,369        27,972
                                        ---------      ---------     ---------

Net (Loss)                              $ (46,341)     $ (18,369)    $ (27,972)
                                        =========      =========     =========

  (Loss) per share                              *              *             *
  * less than (.01) per share

The effect on cash flows was as follows:

                                                                 Originally    Increase
                                                     Restated    presented    (Decrease)
OPERATING ACTIVITIES
    Net (loss) from operations                      $ (46,341)   $ (18,369)   $ (27,972)
        Common Stock issued for Services               21,001                    21,001
        Contributions to capital                       18,540        1,200       17,340
    Adjustments to reconcile net (loss) to net
    cash (used) by operating activities:
        Increase in state income tax payable              800           72          728
        Increase in accrued payroll                     1,000        3,500       (2,500)
                                                    ---------    ---------    ---------


NET CASH (USED BY) OPERATING ACTIVITIES                (5,000)     (13,597)       8,597
                                                    ---------    ---------    ---------

FINANCING ACTIVITIES

    Increase in accounts payable - related party        5,000       13,597        8,597
                                                    ---------    ---------    ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES

NET INCREASE IN CASH                                      -0-          -0-          -0-

CASH, BEGINNING OF PERIOD                                 -0-          -0-          -0-

CASH, END OF PERIOD                                       -0-          -0-          -0-

The effect on stockholders' equity as a result of the restatement of financial statements was not material.