Form 10QSB/A
period 2004-09-30
Armor Electric, Inc.
filed 2005-08-12
CIK 1211768

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                 AMENDMENT NO. 2
                                   FORM 10-QSB



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


Consolidated Condensed Balance Sheets
September 30, 2004 (unaudited) (restated) and  June 30, 2004 (restated).....F-1

Unaudited Consolidated Condensed Statements of Operations for
the three months ended September 30, 2004 (restated), and cumulative from inception on October 29, 2003 through September 30, 2004 (restated)....F-2

Unaudited Consolidated Condensed Statements of Cash Flows for
the three months ended September 30, 2004 (restated), and cumulative from inception on October 29, 2003 through September 30, 2004 (restated)....F-3

Consolidated Condensed Statements of Stockholders' equity for the period from inception on October 29, 2003 through September 30, 2004 (unaudited)...F-4

Notes to Consolidated Financial Statements (unaudited)......................F-5


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

Item 4.  Submission of Matters to a Vote of Security Holders................5

Item 5.  Other Information..................................................5

Item 6.  Exhibits and Reports on Form 8-K...................................5

Signatures..................................................................6

                              ARMOR ELECTRIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                         SEPTEMBER 30,  JUNE 30,
                                                             2004        2004
                                                           --------    --------
                                                          (unaudited) (restated)
                                                          (restated)
                                     ASSETS
                                     ------

CURRENT ASSETS
    Cash                                                   $    100    $     --
    Funds held in trust by related party                        553         553
                                                           --------    --------

         Total Current Assets                              $    653    $    553
                                                           ========    ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


CURRENT LIABILITIES

       Accounts payable                                    $    526    $    526
       State income tax payable                               1,600         800
       Accounts payable-related parties                      15,868      15,868
       Accrued payroll                                       14,625      11,000
                                                           --------    --------

       Total Current Liabilities                             32,619      28,194
                                                           --------    --------

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value, 10,000,000
  shares authorized, none issued                                 --          --


Common stock, par value $.001, 100,000,000
  shares authorized, 34,717,333 issued and outstanding       34,717      34,717
Paid in capital                                              11,088       3,308
(Deficit) accumulated during the development stage          (77,771)    (65,666)
                                                           --------    --------


Total Stockholders' Equity                                  (31,966)    (27,641)
                                                           --------    --------

                                                           $    653    $    553
                                                           ========    ========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              ARMOR ELECTRIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                   (RESTATED)


                                                                 CUMULATIVE
                                                                    FROM
                                       THREE MONTHS ENDED      OCTOBER 29, 2003
                                          SEPTEMBER 30,         (INCEPTION) TO
                                              2004            SEPTEMBER 30, 2004
                                           ----------            ----------

REVENUES                                   $       --            $       --
                                           ----------            ----------

EXPENSES
   General and administrative:
        Consulting Fees                            --                21,001
        Other                                  12,105                30,445
   Research & Development                          --                 7,000
                                           ----------            ----------

   Total expenses                              12,105                58,446
                                           ----------            ----------

NET (LOSS)                                 $  (12,105)           $  (58,446)
                                           ==========            ==========

NET (LOSS) PER SHARE                           *
                                           ==========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                34,717,333
                                           ==========

*  less than $.01 per share


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                      ARMOR ELECTRIC, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                           (UNAUDITED)
                                           (RESTATED)

                                                                                    CUMULATIVE
                                                                      THREE            FROM
                                                                   MONTHS ENDED,  OCTOBER 29, 2003
                                                                   SEPTEMBER 30,  (INCEPTION) TO
                                                                       2004      SEPTEMBER 30, 2004
                                                                   ------------    ------------

OPERATING ACTIVITIES
         Net (loss) from operations                                $    (12,105)   $    (58,446)
              Common Stock issued for Services                                           21,001
              Contributions to capital                                    7,780          26,320
        Adjustments to reconcile net (loss) to net cash provided
          (used) by operating activities:
              Increase in state income tax payable                          800           1,600
              Increase in accrued payroll                                 3,625           4,625
                                                                   ------------    ------------

           NET CASH PROVIDED (USED BY) OPERATING ACTIVITIES                 100          (4,900)
                                                                   ------------    ------------

FINANCING ACTIVITIES
         Increase in accounts payable - related party                        (0)          5,000
                                                                   ------------    ------------


           NET CASH PROVIDED BY FINANCING ACTIVITIES                         (0)          5,000
                                                                   ------------    ------------

           NET INCREASE IN CASH                                             100             100
                                                                   ------------    ------------

           CASH, BEGINNING OF PERIOD                                         --              --
                                                                   ------------    ------------

           CASH, END OF PERIOD                                     $        100    $        100
                                                                   ============    ============


                         SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                              F-3

                                      ARMOR ELECTRIC, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF STOCKHOLDERS' EQUITY


                                 Common Stock                       (Deficit)
                            -----------------------                Accumulated
                                                                      During         Total
                                                       Paid-in      Development  Stockholders'
                              Shares       Amount      Capital        Stage         Equity
                            ----------   ----------   ----------    ----------    ----------
Inception, Oct 30, 2003,
Stock issued for services
@ $.001 per share                1,000   $        1   $       --    $       --    $        1

April 21, 2004
Stock issued for services
@ $0.001 per share          20,999,000       20,999            1             0        21,000

Contributed Capital                  0            0       15,232             0        15,232

Net (Loss), for the
period ended April 27,
2004                                 0            0            0       (37,033)      (37,033)
                            ----------   ----------   ----------    ----------    ----------

BALANCE,
APRIL 27, 2004              21,000,000       21,000       15,233       (37,033)         (800)

Recapitalization,
April 27, 2004              13,717,333       13,717      (15,233)      (19,325)      (20,841)

Contributed Capital                  0            0        3,308             0         3,308

Net (loss) for period                0            0            0        (9,308)       (9,308)
                            ----------   ----------   ----------    ----------    ----------

BALANCE,
JUNE 30, 2004               34,717,333       34,717        3,308       (65,666)      (27,641)

Contributed Capital                  0            0        7,780             0         7,780

Net (loss) for quarter               0            0            0       (12,105)      (12,105)
                            ----------   ----------   ----------    ----------    ----------

BALANCE,
SEPTEMBER 30, 2004
(RESTATED)                  34,717,333   $   34,717   $   11,088    $  (77,771)   $  (31,966)
                            ==========   ==========   ==========    ==========    ==========



                         SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                      F-4

                              ARMOR ELECTRIC, INC.

Notes to Financial Statements (unaudited)

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2004 and the results of its operations and cash flows for the three months ended September 30, 2004 have been made. Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended June 30, 2005.

These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended June 30, 2004.

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

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The September 30, 2004 financial statements included herein have been restated to reflect the above presentation since when originally issued, such financial statements were the financial statements of Armor only.

The acquisition of the marketing rights was retroactively rescinded and the agreements restructured to provide for the acquisition of all of the outstanding common stock of Nova, as above. Accordingly, the restructure resulted in the restatement of all of the financial statements of Armor as presented herein.

NOTE 2 - EFFECT OF RESTATEMENT OF FINANCIAL STATEMENTS

The effect of restating the financial statements for Amor Electric, Inc. was to eliminate financial information for all periods prior to the inception of Nova Electric, Inc. on October 29, 2003 as the accompanying financial statements are considered those of Nova Electric, Inc. only. Accordingly, the following was the effect on operations for the period three months ended, September 30, 2004:

                                                        Originally
                                          Restated       presented      Increase
                                          --------       --------       --------
Revenues                                  $  - 0 -       $  - 0 -       $  - 0 -
                                          --------       --------       --------
Expenses
   General and administrative               12,105          7,555          4,550
                                          --------       --------       --------
        Total Expenses                      12,105          7,555          4,550
                                          --------       --------       --------
Net (Loss)                                $(12,105)      $ (7,555)      $  4,550
                                          ========       ========       ========

 (LOSS) PER SHARE                             *              *              *
  * LESS THAN (.01) PER SHARE

The effect on cash flows was as follows:

                                                                Originally    Increase
                                                   Restated      presented   (Decrease)
                                                   --------      --------     --------
OPERATING ACTIVITIES

      (Net (loss) from operations                  $(12,105)     $  7,555)    $ (4,550)
         Contributions to capital                     7,780         3,930        3,850
Adjustments to reconcile net (loss) to net
  cash (used) by operating activities:
      Increase in state income tax payable              800           -0-          800
      Increase in accrued payroll                     3,625         3,625          -0-
                                                   --------      --------     --------
         NET CASH (USED BY) OPERATING ACTIVITIES        100           -0-          100
                                                   --------      --------     --------


                    NET CASH PROVIDED BY FINANCING ACTIVITIES


         NET INCREASE IN CASH                           100           -0-          100

         CASH, BEGINNING OF PERIOD                      -0-           -0-          -0-

         CASH, END OF PERIOD                            100           -0-          100

The effect on stockholders' equity as a result of the restatement of financial statements was not material.

Accordingly, the following was the effect on operations for the period from inception, October 29, 2003, to September 30, 2004:

                                                        Originally
                                           Restated      presented     Increase
                                           --------      --------      --------
Revenues                                   $  - 0 -      $  - 0 -      $  - 0 -
                                           --------      --------      --------
Expenses
   Research and Development                   7,000         - 0 -         7,000
   General and administrative                51,446        75,986       (24,540)
                                           --------      --------      --------

        Total Expenses                       58,446        75,986       (17,540)
                                           --------      --------      --------

Net (Loss)                                 $(58,446)     $(75,986)     $(17,540)
                                           ========      ========      ========

(LOSS) PER SHARE                               *             *             *
o    LESS THAN (.01) PER SHARE

The effect on cash flows from the inception, October 29, 2003, to September 30, 2004, was as follows:

                                                                        Originally   Increase
                                                             Restated    presented  (Decrease)
                                                             --------    --------    --------
OPERATING ACTIVITIES

   Net (loss) from operations                                $(58,446)   $(75,986)   $ 17,540
   Common Stock issued for Services                            21,001      15,010       5,991
         Contributions to capital                              26,320       8,730      17,590
   Adjustments to reconcile net (loss) to net
      cash (used) by operating activities:
         Increase in state income tax payable                   1,600         -0-       1,600
         Increase (decrease) in Trust funds                     - 0 -        (553)        553
         Increase (decrease) in Accounts Payable                - 0 -         527        (527)
         Increase (decrease) in accrued payroll                 4,625      14,625     (10,000)
                                                             --------    --------    --------
             NET CASH (USED BY) OPERATING ACTIVITIES           (4,900)    (37,647)     32,747
                                                             --------    --------    --------

FINANCING ACTIVITIES
   Increase (decrease) in accounts payable - related party      5,000      22,407     (17,407)
   Proceeds from sale of common stock                           - 0 -      15,240     (15,240)
                                                             --------    --------    --------

             NET CASH PROVIDED BY FINANCING ACTIVITIES          5,000      37,647     (32,647)
                                                             --------    --------    --------

                  NET INCREASE IN CASH                            100         -0-         100

                  CASH, BEGINNING OF PERIOD                       -0-         -0-         -0-

                  CASH, END OF PERIOD                             100         -0-         100

The effect on stockholders' equity as a result of the restatement of financial statements was not material.


                                      F-7

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

OVERVIEW
---------

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

PLAN OF OPERATION
------------------


The Company acquired all the rights held by Nova Electric Systems Inc., (Nova) when it entered into a stock exchange agreement whereby the Company exchanged all the outstanding shares of Nova for Company shares.

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


DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------

The Company has incurred operating losses since its inception related primarily to development general administration costs. During the three months ended September 30, 2004, the Company posted a loss of $ $12,105 and the Company has posted a cumulative loss of $58,446 since inception

The Company's main focus during the three months ended September 30, 2004 has been continued development of the marketing rights acquired from Nova Electric Systems Inc.

GENERAL & ADMINISTRATIVE EXPENSES
----------------------------------

General and administrative expenses were $12,105 during the three months ended September 30, 2004,. The Company anticipates this will increase as operations increase.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

Since inception, the Company has financed its operations from private financing. The company has suffered recurring losses from operations and has a working capital deficiency of $31,966 (current assets less current liabilities).

FINANCING
----------

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

- ------------------------------------

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



Date:  August 9, 2005                       ARMOR ELECTRIC INC.



                                            /S/ MERRILL MOSES
                                            ------------------------------------
                                            Merrill Moses
                                            President