Form 10QSB/A
period 2004-12-31
Armor Electric, Inc.
filed 2005-08-12
CIK 1211768

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 Amendment #1 to

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



Consolidated Condensed Balance Sheets
December 31, 2004 (unaudited) (restated) and  June 30, 2004 (restated)       F-1

Unaudited Consolidated Condensed Statements of Operations for the three and six months ended December 31, 2004 (restated), for October 29, 2003 to December 31, 2003 and cumulative from inception on October 29, 2003
through December 31, 2004 (restated)                                         F-2

Unaudited Consolidated Condensed Statements of Cash Flows for the six
months ended December 31, 2004 (restated), for October 29, 2003 to
December 31, 2003 and cumulative from inception on October 29, 2003
through December 31, 2004 (restated)                                         F-3

Statements of Stockholders' equity for the period from from inception
on October 29, 2003 through December 31, 2004 (unaudited) (restated)         F-4

Notes to Consolidated Financial Statements (unaudited)                       F-5


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

Item 4.  Submission of Matters to a Vote of Security Holders..................5

Item 5.  Other Information....................................................5

Item 6.  Exhibits and Reports on Form 8-K.....................................5

Signatures....................................................................6



                              ARMOR ELECTRIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                            DECEMBER 31,    JUNE 30,
                                                               2004           2004
                                                            ---------      ---------
                                                           (unaudited)     (restated)
                                                           (restated)
                                     ASSETS
                                     ------
CURRENT ASSETS
    Cash                                                    $     55       $     --
    Funds held in trust by related party                         553            553
                                                            ---------      ---------

         Total Current Assets                               $    608       $    553
                                                            =========      =========




                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------



CURRENT LIABILITIES

       Accounts payable                                     $  3,025       $    526
       State income tax payable                                1,600            800
       Accounts payable-related parties                       15,868         15,868
       Accrued payroll                                        17,625         11,000
                                                            ---------      ---------

       Total Current Liabilities                              38,118         28,194
                                                            ---------      ---------

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value, 10,000,000
  shares authorized, none issued                                  --             --


Common stock, par value $.001, 100,000,000
  shares authorized, 34,717,333 issued and outstanding        34,717         34,717
Paid in capital                                               16,638          3,308
(Deficit) accumulated during the development stage           (88,865)       (65,666)
                                                            ---------      ---------


Total Stockholders' Equity                                   (37,510)       (27,641)
                                                            ---------      ---------

                                                            $    608       $    553
                                                            =========      =========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                       ARMOR ELECTRIC, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                            (unaudited)
                                                            (restated)


                                                                                                                 CUMULATIVE
                                      THREE MONTHS       OCTOBER 29,       SIX MONTHS        OCTOBER 29,            FROM
                                         ENDED        2003, INCEPTION         ENDED        2003, INCEPTION     OCTOBER 29, 2003
                                      DECEMBER 31,    TO DECEMBER 31,      DECEMBER 31,     TO DECEMBER 31,     (INCEPTION) TO
                                         2004              2003                2004             2003           DECEMBER 31, 2004
                                    --------------------------------      --------------------------------      --------------
REVENUES                            $         --       $         --       $         --       $         --       $         --
                                    -------------      -------------      -------------      -------------      -------------

EXPENSES
   General and administrative:
        Consulting Fees                       --                  1                 --                  1             21,001
        Other                             11,094              3,250             23,199              3,250             41,539
   Research & Development                     --                 --                 --                 --              7,000
                                    -------------      -------------      -------------      -------------      -------------

   Total expenses                         11,094              3,251             23,199              3,251             69,540
                                    -------------      -------------      -------------      -------------      -------------

NET (LOSS)                          $    (11,094)      $     (3,251)      $    (23,199)      $     (3,251)      $    (69,540)
                                    =============      =============      =============      =============      =============

NET (LOSS) PER SHARE                      *                  *                  *                  *
                                    =============      =============      =============      =============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING           34,717,333         21,000,000         34,717,333         21,000,000
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

*  less than $.01 per share


                                          SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                             F-2


                                             ARMOR ELECTRIC, INC.
                                        (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                                  (UNAUDITED)
                                                   (RESTATED)

                                                                            OCTOBER 29,    CUMULATIVE FROM
                                                                               2003          OCTOBER 29,
                                                                SIX             TO               2003
                                                            MONTHS ENDED,   DECEMBER 31,    (INCEPTION) TO
                                                            DECEMBER 31,       2003           DECEMBER 31,
                                                               2004         (UNAUDITED)          2004
                                                            ------------   -------------      -----------
OPERATING ACTIVITIES
         Net (loss) from operations                            $(23,199)      $ (3,251)         $(69,540)
              Common Stock issued for Services                       --              1            21,001
              Contributions to capital                           13,330          3,250            31,870
        Adjustments to reconcile net (loss) to net
        cash provided (used) by operating activities:
              Increase in state income tax payable                  800             --             1,600
              Increase in accounts payable                        2,499             --             2,499
              Increase in accrued payroll                         6,625             --             7,625
                                                               ---------      ---------         ---------

         NET CASH PROVIDED (USED BY) OPERATING ACTIVITIES            55             --            (4,945)
                                                               ---------      ---------         ---------

FINANCING ACTIVITIES
         Increase in accounts payable - related party                (0)            --             5,000
                                                               ---------      ---------         ---------


         NET CASH PROVIDED BY FINANCING ACTIVITIES                   (0)            --             5,000
                                                               ---------      ---------         ---------

         NET INCREASE IN CASH                                        55             --                55
                                                               ---------      ---------         ---------

         CASH, BEGINNING OF PERIOD                                   --             --                --
                                                               ---------      ---------         ---------

         CASH, END OF PERIOD                                   $     55       $     --          $     55
                                                               =========      =========         =========


                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                                       ARMOR ELECTRIC, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                STATEMENTS OF STOCKHOLDERS' EQUITY


                                            Common Stock
                                                                                          (Deficit)
                                                                                         Accumulated
                                                                                           During             Total
                                                                         Paid-in         Development      Stockholders'
                                      Shares           Amount            Capital            Stage             Equity
                                ---------------------------------------------------------------------------------------
Inception, Oct 30, 2003,
Stock issued for services
@ $.001 per share                       1,000       $         1       $        --       $        --       $         1

April 21, 2004
Stock issued for services
@$0.001 per share                  20,999,000            20,999                 1                              21,000

Contributed Capital                                                        15,232                              15,232

Net (Loss), for the period
ended April 27, 2004                                                                        (37,033)          (37,033)
                                  ------------      ------------      ------------      ------------      ------------

BALANCE,
APRIL 27, 2004                     21,000,000            21,000            15,233           (37,033)             (800)

Recapitalization,
April 27, 2004                     13,717,333            13,717           (15,233)          (19,325)          (20,841)

Contributed Capital                                                         3,308                               3,308

Net (loss) for period                                                                        (9,308)           (9,308)
                                  ------------      ------------      ------------      ------------      ------------

BALANCE,
JUNE 30, 2004                      34,717,333            34,717             3,308           (65,666)          (27,641)

Contributed Capital                                                        13,330                              13,330

Net (loss) for quarter                                                                      (23,199)          (23,199)
                                  ------------      ------------      ------------      ------------      ------------

BALANCE,
DECEMBER 31, 2004 (RESTATED)       34,717,333       $    34,717       $    16,638       $   (88,865)      $   (37,510)
                                  ============      ============      ============      ============      ============


                                          SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                              F-4

ARMOR ELECTRIC, INC.

Notes to Financial Statements (unaudited)

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of December 31, 2004 and the results of its operations for the three months and six months ended December 31, 2004, and cash flows for six months ended December 31, 2004 and comparative period of October 29, 2003 to December 31, 2003 have been made. Operating results for the six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ended June 30, 2005.

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

Restatement of Previously Issued Financial Statements
-----------------------------------------------------

The December 31, 2004 financial statements included herein have been restated to reflect the above presentation since when originally issued, such financial statements were the financial statements of Armor only.

The acquisition of the marketing rights was retroactively rescinded and the agreements restructured to provide for the acquisition of all of the outstanding common stock of Nova, as above. Accordingly, the restructure resulted in the restatement of all of the financial statements of Armor as presented herein.

Note 2. STOCK OPTION PLANS

During January 2005 the Company's Board of Directors approved the 2005 Incentive Stock Option Plan and the 2005 Stock Plan.

2005 Incentive Stock Option Plan
--------------------------------

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


2005 Non-Qualified Stock Plan
------------------------------

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

Note 3. REGISTRATION STATEMENTS

The Company is in the process of filing on Form S-8, registration statements with the Securities and Exchange Commission to register 3 million shares under each of the above two plans.

Note 4. COMMON STOCK, RESTATED

The unaudited financial statements and disclosures thereto included in the originally filed Form 10-QSB for the quarter ended December 31, 2004, included the cancellation of 502,000 shares of common stock issued for services being performed over a 5 month period, valued at $115, 460, on August 2, 2004. Both the issuance and cancellation have been treated as a correction of an error, accordingly, the unaudited financial statements and disclosures thereto have been restated in the Form 10-QSB for the quarter ended September 30, 2004, and the effect of the issuance and cancellation originally reported for the quarter ended December 31, 2004, have been eliminated.

Note 5 - EFFECT OF RESTATEMENT OF FINANCIAL STATEMENTS

The effect of restating the financial statements for Armor Electric, Inc. was to eliminate financial information for all periods prior to the inception of Nova Electric, Inc. on October 29, 2003 as the accompanying financial statements are considered those of Nova Electric, Inc. only.

Accordingly, the following was the effect on operations for the period three months ended, December 31, 2004:

                                                   Restated                 Originally presented                 Increase
                                                   --------                 --------------------                 --------
Revenues                                           $  - 0 -                   $  - 0 -                           $  - 0 -
Expenses
  General and administrative                         11,094                      7,799                              3,295
                                                   ---------                  ---------                          ---------

        Total Expenses                               11,094                      7,799                              3,295
                                                   ---------                  ---------                          ---------

    Net (Loss)                                     $(11,094)                  $ (7,799)                          $  3,295
                                                   =========                  =========                          =========

 (Loss) per share                                    *                          *                                   *

* less than (.01) per share




Accordingly, the following was the effect on operations for the period six months ended, December 31, 2004:

                                                     Restated                   Originally presented               Increase
                                                     --------                   --------------------               --------
Revenues                                             $  - 0 -                   $  - 0 -                           $  - 0 -
Expenses
  General and administrative                           23,199                     15,354                              7,845
                                                     ---------                  ---------                          ---------

        Total Expenses                                 23,199                     15,354                              7,845
                                                     ---------                  ---------                          ---------

    Net (Loss)                                       $(23,199)                  $(15,354)                          $  7,845
                                                     =========                  =========                          =========

 (Loss) per share                                        *                          *                                  *

* less than (.01) per share

The effect on cash flows for the period six months ended, December 31, 2004 was as follows:

                                                                                       Originally      Increase /
                                                                        Restated        presented     (Decrease)
                                                                        --------        ---------     ----------
           OPERATING ACTIVITIES
   Net (loss) from operations                                           $(23,199)      $ (15,354)     $ (7,845)
    Contributions to capital                                              13,330           6,230         7,100
Adjustments to reconcile net (loss) to net
  cash (used) by operating activities:
     Increase in state income tax payable                                    800             -0-           800
     Increase (decrease) in Accounts Payable                               2,499           2,499           -0-
     Increase in accrued payroll                                           6,625           6,625           -0-
                                                                        --------       ---------      --------
                    NET CASH (USED BY) OPERATING ACTIVITIES                   55             -0-            55
                                                                        --------       ---------      --------

                         NET CASH PROVIDED BY FINANCING ACTIVITIES

                         NET INCREASE IN CASH                                 55             -0-            55

                         CASH, BEGINNING OF PERIOD                           -0-             -0-           -0-

                         CASH, END OF PERIOD                                  55             -0-            55


Accordingly, the following was the effect on operations for the cumulative period from inception, October 29, 2003, to December 31, 2004:

                                                               Originally         Increase/
                                          Restated              presented        (Decrease)
                                          --------              ---------        ----------
Revenues                                $      -0-             $      -0-       $      -0-
Expenses
   Research and Development                  7,000                    -0-            7,000
  General and administrative                62,540                 83,785          (21,245)
                                        -----------            -----------      -----------

        Total Expenses                      69,540                 83,785          (14,245)
                                        -----------            -----------      -----------

          Net (Loss)                    $  (69,540)            $  (83,785)      $  (14,245)
                                        ===========            ===========      ===========

 (Loss) per share                             *                      *                 *
*less than (.01) per share




The effect on cash flows for the cumulative period from inception, October 29, 2003, to December 31, 2004, was as follows:

                                                                            Originally     Increase /
                                                            Restated        presented      (Decrease)
                                                            --------        ---------      ----------
  OPERATING ACTIVITIES
     Net (loss) from operations                              $(69,540)      $(83,785)      $ 14,245
  Common Stock issued for Services                             21,001         15,010          5,991
      Contributions to capital                                 31,870         11,030         20,840
  Adjustments to reconcile net (loss) to net
   cash (used) by operating activities:
   Increase in state income tax payable                         1,600            -0-          1,600
     Increase (decrease) in Trust funds                           -0-           (553)           553
     Increase (decrease) in Accounts Payable                    2,499          3,026           (527)
     Increase (decrease) in accrued payroll                     7,625         17,625        (10,000)
                                                             ---------      ---------      ---------
   NET CASH (USED BY) OPERATING ACTIVITIES                     (4,945)       (37,647)        32,702
                                                             ---------      ---------      ---------

                 FINANCING ACTIVITIES

Increase (decrease) in accounts payable - related party         5,000         22,407        (17,407)

    Proceeds from sale of common stock                            -0-         15,240        (15,240)
                                                             ---------      ---------      ---------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                     5,000         37,647        (32,647)
                                                             ---------      ---------      ---------
              NET INCREASE IN CASH                                 55            -0-             55

              CASH, BEGINNING OF PERIOD                           -0-            -0-            -0-

              CASH, END OF PERIOD                                  55            -0-             55


Accordingly, the following was the effect on operations for the period from inception, October 29, 2003, to December 31, 2003:

                                                                                                             Increase/
                                                     Restated                   Originally presented        (Decrease)
                                                     --------                   --------------------        ----------
Revenues                                            $   -0-                    $   -0-                      $   -0-
Expenses
    General and administrative                        3,251                      2,575                          676
                                                    --------                   --------                     --------

        Total Expenses                                3,251                      2,575                          676
                                                    --------                   --------                     --------

    Net (Loss)                                      $(3,251)                   $(2,575)                     $   676
                                                    ========                   ========                     ========

 (Loss) per share                                    *                          *                              *

 * less than (.01) per share

Accordingly, the following was the effect on operations for the period from inception, October 29, 2003, to December 31, 2003 and six months ended December
31, 2003:
                                                                                                            Increase/
                                                    Restated                   Originally presented        (Decrease)
                                                    --------                   --------------------        ----------
Revenues                                            $   -0-                     $  -0-                      $   -0-
Expenses
    General and administrative                        3,251                      3,571                         (320)
                                                    --------                   --------                     --------

        Total Expenses                                3,251                      3,571                         (320)
                                                    --------                   --------                     --------

    Net (Loss)                                      $(3,251)                   $(3,571)                     $  (320)
                                                    ========                   ========                     ========

 (Loss) per share                                     *                          *                             *

* less than (.01) per share





The effect on cash flows from the inception, October 29, 2003, to December 31, 2003 and six months ended December 31, 2003, was as follows:

                                                                                          Increase /
                                                     Restated     Originally presented    (Decrease)
                                                     --------     --------------------    ----------

           OPERATING ACTIVITIES

   Net (loss) from operations                      $ (3,251)           $(3,571)            $   320
Common Stock issued for Services                          1                600                (599)
    Contributions to capital                          3,250                -0-               3,250
Adjustments to reconcile net (loss) to net
 cash (used) by operating activities:
 Increase in state income tax payable                   -0-                -0-                 -0-
  Increase (decrease) in Trust funds                    -0-              4,861              (4,861)

     Increase (decrease) in accrued payroll             -0-              1,250              (1,250)
                                                   ---------           --------            --------

      NET CASH (USED BY) OPERATING ACTIVITIES           -0-              3,140              (3,140)
                                                   ---------           --------            --------

            NET INCREASE IN CASH                        -0-              3,140              (3,140)

            CASH, BEGINNING OF PERIOD                   -0-                -0-                 -0-

            CASH, END OF PERIOD                         -0-              3,140              (3,140)


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


Nova acquired the rights from Nu Age Electric Inc., to certain agreements between Nu Age and the largest bicycle manufacturer in the world, Hero Cycles in India, for the joint venture to manufacture and distribute many of the electric powered two and three wheel vehicles in India and for distribution from the Hero manufacturing facilities worldwide.

The Nova Business Plan details a number of electric powered vehicles built as proto-type working models at the Las Vegas facility and it is the intent of Nova to continue to develop a wide variety of commercially viable vehicles and products there.

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

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
----------------------------------------------


The Company has incurred operating losses since its inception related primarily to development general administration costs. During the three months ended December 31, 2004, the Company posted a loss of $11,094..


The Company's main focus during the three months ended December 31, 2004 has been continued development of the marketing rights acquired from Nova Electric Systems Inc.

General & Administrative Expenses
---------------------------------


General and administrative expenses were $ 11,094 during the three months ended December 31, 2004. The Company anticipates this will increase and operations increase.


Liquidity And Capital Resources
-------------------------------


Since inception, the Company has financed its operations from private financing. The company has suffered recurring losses from operations and has a working capital deficiency of $37,510 (current assets less current liabilities).


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


Date:  August 9, 2005                    ARMOR ELECTRIC INC.


                                         /s/ Merrill Moses
                                         -----------------------------
                                         Merrill Moses
                                         President