Form 10QSB/A
period 2005-03-31
Armor Electric, Inc.
filed 2005-08-12
CIK 1211768

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


Consolidated Condensed Balance Sheets
March 31, 2005 (unaudited) (restated) and  June 30, 2004 (restated)..........F-1

Unaudited Consolidated Condensed Statements of Operations for
the three and nine months ended March 31, 2005 (restated), for three months ended March 31, 2004, for October 29, 2003 to March 31, 2004 and cumulative from inception on October 29, 2003 through March 31, 2005 (restated).........F-2

Unaudited Consolidated Condensed Statements of Cash Flows for
the nine months ended March 31, 2005 (restated),
for October 29, 2003 to March 31, 2004 and cumulative
from inception on October 29, 2003 through March 31, 2005 (restated).........F-3

Statements of Stockholders' equity for the period from from inception on
October 29, 2003 through March 31, 2005 (unaudited) (restated)...............F-4

Notes to Consolidated Financial Statements (unaudited).......................F-5


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

Item 4.  Submission of Matters to a Vote of Security Holders...................6

Item 5.  Other Information.....................................................6

Item 6.  Exhibits and Reports on Form 8-K......................................7

Signatures.....................................................................7

                              ARMOR ELECTRIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                         MARCH 31,    JUNE 30,
                                                           2005         2004
                                                         ---------    ---------
                                                        (unaudited) (restated)
                                                        (restated)

                                     ASSETS
                                     ------
CURRENT ASSETS
    Cash                                                 $ 167,101    $      --
    Funds held in trust by related party                       553          553
                                                         ---------    ---------
                                                           167,654          553

Advanced royalty - NuAge                                   200,000           --
                                                         ---------    ---------

         Total Current Assets                            $ 367,654    $     553
                                                         =========    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES

    Accounts payable                                     $     526    $     526
    State income tax payable                                 1,600          800
    Accounts payable-related parties                        15,868       15,868
    Accrued payroll                                         20,925       11,000
                                                         ---------    ---------

    Total Current Liabilities                               38,919       28,194
                                                         ---------    ---------

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value, 10,000,000
  shares authorized, none issued                                --           --


Common stock, par value $.001, 100,000,000
shares authorized, 34,717,333 issued and
outstanding - 2004 40,121,681 issued and
outstanding - 2005                                          40,121       34,717
Common stock subscription receivable                        (1,000)          --
Paid in capital                                            501,784        3,308
(Deficit) accumulated during the development stage        (212,170)     (65,666)
                                                         ---------    ---------

Total Stockholders' Equity                                 328,735      (27,641)
                                                         ---------    ---------

                                                         $ 367,654    $     553
                                                         =========    =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                              ARMOR ELECTRIC, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)
                                                   (restated)

                                                                                            CUMULATIVE
                                       THREE MONTHS        NINE MONTHS   OCTOBER 29,           FROM
                                           ENDED              ENDED    2003, INCEPTION    OCTOBER 29, 2003
                                         MARCH 31,          MARCH 31,   TO MARCH 31,       (INCEPTION) TO
                                    2005         2004         2005         2004            MARCH 31, 2005
                                 ----------   ----------   ----------   --------------      -------------

REVENUES                         $      --    $      --    $      --    $          --       $         --
                                 ----------   ----------   ----------   --------------      -------------

XPENSES
   General and administrative:
        Consulting Fees             62,596           --       62,596                1             83,597
        Other                       22,289        4,125       45,488            7,375             63,828
   Research & Development           38,420        7,000       38,420            7,000             45,420
                                 ----------   ----------   ----------   --------------      -------------

   Total expenses                  123,305       11,125      146,504           14,376            192,845
                                 ----------   ----------   ----------   --------------      -------------

NET (LOSS)                       $(123,305)   $ (11,125)   $(146,504)   $     (14,376)      $   (192,845)
                                 ==========   ==========   ==========   ==============      =============

NET (LOSS) PER SHARE                 *            *            *                *
                                 ==========   ==========   ==========   ==============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING      38,405,014   21,000,000   35,946,560      21,000,000
                                 ==========   ==========   ==========   ==============

*  less than $.01 per share


                                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                       F-2

                                              ARMOR ELECTRIC, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                                   (UNAUDITED)
                                                   (RESTATED)

                                                                                         CUMULATIVE FROM
                                                                             OCTOBER 29,   OCTOBER 29,
                                                                  NINE         2003           2003
                                                              MONTHS ENDED,     TO       (INCEPTION) TO
                                                                MARCH 31,    MARCH 31,      MARCH 31,
                                                                   2005         2004          2005
                                                                ---------    ---------      ---------

OPERATING ACTIVITIES
        Net (loss) from operations                              $(146,504)   $ (14,376)     $(192,845)
           Common Stock issued for Services                        35,000            1         56,001
           Contributions to capital                                18,880       14,375         37,420
        Adjustments to reconcile net (loss) to net
        cash provided (used) by operating activities:
           Increase in state income tax payable                       800           --          1,600
           Increase in accrued payroll                              9,925           --         10,925
                                                                ---------    ---------      ---------

             NET CASH PROVIDED (USED BY) OPERATING ACTIVITIES     (81,899)          --        (86,899)
                                                                ---------    ---------      ---------

INVESTING ACTIVITIES:
        Advanced royalties - NuAge                               (200,000)          --       (200,000)
                                                                ---------    ---------      ---------

             NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES    (200,000)          --       (200,000)
                                                                ---------    ---------      ---------

FINANCING ACTIVITIES
        Proceeds from sale of common stock, net                   449,000           --        449,000
        Increase in accounts payable - related party                   --           --          5,000
                                                                ---------    ---------      ---------

             NET CASH PROVIDED BY FINANCING ACTIVITIES            449,000           --        454,000
                                                                ---------    ---------      ---------

             NET INCREASE IN CASH                                 167,101           --        167,101

             CASH, BEGINNING OF PERIOD                                 --           --             --
                                                                ---------    ---------      ---------

             CASH, END OF PERIOD                                $ 167,101    $      --      $ 167,101
                                                                =========    =========      =========


SUPPLEMENTAL NON-CASH INFORMATION
           Common Stock Subscribed                              $   1,000                   $   1,000
           Common Stock Subscription receivable                    (1,000)                     (1,000)
                                                                ---------                   ---------
                                                                $      --                   $      --

                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                       F-3

                                              ARMOR ELECTRIC, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                     (Deficit)
                                   Common Stock                         Common      Accumulated
                              -----------------------                    Stock         During        Total
                                                         Paid-in     Subscription   Development  Stockholders'
                                Shares       Amount      Capital      Receivable       Stage        Equity
                              ----------   ----------   ----------    ----------    ----------    ----------

Inception, Oct 30, 2003,
Stock issued for services
@ $.001 per share                  1,000   $        1   $       --    $       --    $       --    $        1

April 21, 2004
Stock issued for
services @ $0.001
per share                     20,999,000       20,999            1            --            --        21,000

Contributed Capital                   --           --       15,232            --            --        15,232

Net (Loss), for the
period ended April
27, 2004                              --           --           --            --       (37,033)      (37,033)
                              ----------   ----------   ----------    ----------    ----------    ----------

BALANCE,
APRIL 27, 2004                21,000,000       21,000      (15,233)           --       (37,033)         (800)

Recapitalization,
April 27, 2004                13,717,333       13,717      (15,233)           --       (19,325)      (20,841)

Contributed Capital                   --           --        3,308            --            --         3,308

Net (loss) for period                 --           --           --            --        (9,308)       (9,308)
                              ----------   ----------   ----------    ----------    ----------    ----------

BALANCE, JUNE 30, 2004        34,717,333       34,717        3,308            --       (65,666)      (27,641)

Shares issued January
21, 2005 @ $.115 per share
for legal services provided      304,348          304       34,696            --            --        35,000

Shares issued February
4, 2005 for cash at
$.10 per share                   300,000          300       29,700            --            --        30,000

Shares issued February
8, 2005 for cash at
$.10 per share                 1,050,000        1,050      103,950            --            --       105,000

Shares issued February
9, 2005 for cash at
$.10 per share                   100,000          100        9,900            --            --        10,000

Shares issued February
16, 2005 for cash at
$.10 per share                   350,000          350       34,650            --            --        35,000

Shares issued February
17, 2005 for cash at
$.10 per share                   350,000          350       34,650            --            --        35,000

Shares issued February
18, 2005 for cash at
$.10 per share                   100,000          100        9,900            --            --        10,000

Shares issued February
20, 2005 for cash at
$.10 per share                   100,000          100        9,900            --            --        10,000

Shares issued February
22, 2005 for cash at
$.10 per share                 2,600,000        2,600      257,400            --            --       260,000

Shares issued February
28, 2005 for cash at
$.10 per share                   100,000          100        9,900            --            --        10,000

Shares issued March
4, 2005 for cash at
$.10 per share                    40,000           40        3,960            --            --         4,000

Common stock subscribed,
March 4, 2005 at $.10 per
share                             10,000           10          990            --            --         1,000

Common stock subscription
receivable                            --           --           --        (1,000)           --        (1,000)

Stock offering costs                  --           --      (60,000)           --            --       (60,000)

Contributed Capital                   --           --       18,880            --            --        18,880

Net (loss) for nine months            --           --           --            --      (146,504)     (146,504)
                              ----------   ----------   ----------    ----------    ----------    ----------

BALANCE, MARCH 31,
2005 (RESTATED)               40,121,681   $   40,121   $  501,784    $   (1,000)   $ (212,170)   $  328,735
                              ==========   ==========   ==========    ==========    ==========    ==========


                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                       F-4

                              ARMOR ELECTRIC, INC.

Notes to Financial Statements (unaudited)

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2005 and the results of its operations for the three months and nine months ended March 31, 2005, and cash flows for the nine months ended March 31, 2005 and comparative period of October 29, 2003 to March 31, 2004 have been made. Operating results for the nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended June 30, 2005.

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

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The March 31, 2005 financial statements included herein have been restated to reflect the above presentation since when originally issued, such financial statements were the financial statements of Armor only.

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

Accordingly, the following was the effect on operations for the period three months ended, March 31, 2005:

                                          Originally
                              Restated     presented    Increase
                              ---------    ---------    ---------
Revenues                      $   - 0 -    $   - 0 -    $   - 0 -
                              ---------    ---------    ---------
Expenses
 Research and Development        38,420       38,420        - 0 -
 General and administrative      84,885       81,180        3,705
                              ---------    ---------    ---------

        Total Expenses          123,305      119,600        3,705
                              =========    =========    =========

Net (Loss)                    $(123,305)   $(119,600)   $   3,705
                              =========    =========    =========

(LOSS) PER SHARE                   *            *            *
* LESS THAN (.01) PER SHARE


Accordingly, the following was the effect on operations for the period nine months ended, March 31, 2005:

                                          Originally
                              Restated     presented    Increase
                              ---------    ---------    ---------
Revenues                      $   - 0 -    $   - 0 -    $   - 0 -
                              ---------    ---------    ---------
Expenses
 Research and Development        38,420       38,420        - 0 -
 General and administrative     108,084       96,534       11,550
                              ---------    ---------    ---------

        Total Expenses          146,504      134,954       11,550
                              ---------    ---------    ---------

Net (Loss)                    $(146,504)   $(134,954)   $  11,550
                              =========    =========    =========

(LOSS) PER SHARE                   *            *            *
* LESS THAN (.01) PER SHARE

The effect on cash flows for nine months ended March 31, 2005 was as follows:

                                                             Originally   Increase /
                                                 Restated     presented   (Decrease)
                                                 ---------    ---------   ---------
OPERATING ACTIVITIES
   Net (loss) from operations                    $(146,504)   $(134,954)  $ (11,550)

   Contributions to capital                         18,880        8,130      10,750

Common Stock issued for Services                    35,000       35,000       - 0 -

Adjustments to reconcile net (loss) to net
 cash (used) by operating activities:
       Increase in state income tax payable            800        - 0 -         800
       Increase (decrease) in Accounts Payable       - 0 -        - 0 -       - 0 -
       Increase in accrued payroll                   9,925        9,925       - 0 -
                                                 ---------    ---------   ---------

   NET CASH (USED BY) OPERATING ACTIVITIES         (81,899)     (81,899)      - 0 -
                                                 ---------    ---------   ---------

INVESTING ACTIVITIES:
   Advanced royalties - NuAge                     (200,000)    (200,000)      - 0 -
                                                 ---------    ---------   ---------

   NET CASH PROVIDED BY INVESTING ACTIVITIES      (200,000)    (200,000)      - 0 -
                                                 ---------    ---------   ---------

FINANCING ACTIVITIES:
   Proceeds from sale of common stock              449,000      449,000       - 0 -
                                                 ---------    ---------   ---------

   NET CASH PROVIDED BY FINANCING ACTIVITIES       449,000      449,000       - 0 -
                                                 ---------    ---------   ---------

       NET INCREASE IN CASH                        167,101      167,101       - 0 -

       CASH, BEGINNING OF PERIOD                     - 0 -        - 0 -       - 0 -

       CASH, END OF PERIOD                         167,101      167,101       - 0 -


Accordingly, the following was the effect on operations for the period from inception, October 29, 2003, to March 31, 2005:

                                            Originally
                                Restated     presented     Increase
                                ---------    ---------    ---------
Revenues                        $   - 0 -    $   - 0 -    $   - 0 -
                                ---------    ---------    ---------
Expenses
   Research and Development        45,420       38,420        7,000
   General and administrative     147,425      164,965      (17,540)
                                ---------    ---------    ---------

        Total Expenses            192,845      203,385      (10,540)
                                ---------    ---------    ---------

Net (Loss)                      $(192,845)   $(201,385)   $ (10,540)
                                =========    =========    =========

(LOSS) PER SHARE                     *            *            *

* LESS THAN (.01) PER SHARE

The effect on cash flows from the inception, October 29, 2003, to March 31, 2005, was as follows:

                                                             Originally   Increase /
                                                 Restated     presented   (Decrease)
                                                 ---------    ---------   ---------
OPERATING ACTIVITIES
   Net (loss) from operations                    $(192,845)   $(203,385)   $  10,540

   Contributions to capital                         37,420       12,930       24,490

Common Stock issued for Services                    56,001       50,010        5,991

Adjustments to reconcile net (loss) to net
   cash (used) by operating activities:
       Increase in state income tax payable          1,600        - 0 -        1,600
       (Decrease) in trust funds                     - 0 -         (553)         553
       Increase (decrease) in Accounts Payable       - 0 -          527         (527)
       Increase in accrued payroll                  10,925       20,925      (10,000)
                                                 ---------    ---------    ---------

   NET CASH (USED BY) OPERATING ACTIVITIES         (86,899)    (119,546)      32,647
                                                 ---------    ---------    ---------
INVESTING ACTIVITIES:
       Advanced royalties - NuAge                 (200,000)    (200,000)       - 0 -
                                                 ---------    ---------    ---------

   NET CASH PROVIDED BY INVESTING ACTIVITIES      (200,000)    (200,000)       - 0 -
                                                 ---------    ---------    ---------

FINANCING ACTIVITIES:
       Proceeds from sale of common stock          449,000      464,240      (15,240)
       Increase in accounts payable
         related party                               5,000       22,407      (17,407)
                                                 ---------    ---------    ---------

   NET CASH PROVIDED BY FINANCING ACTIVITIES       454,000      486,647      (32,647)
                                                 ---------    ---------    ---------

       NET INCREASE IN CASH                        167,101      167,101        - 0 -

       CASH, BEGINNING OF PERIOD                     - 0 -        - 0 -        - 0 -

       CASH, END OF PERIOD                         167,101      167,101        - 0 -

Accordingly, the following was the effect on operations for the period three months ended March 31, 2004:

                                            Originally
                                Restated     presented     Increase
                                ---------    ---------    ---------
Revenues                        $   - 0 -    $   - 0 -    $   - 0 -
                                 --------    ---------    ---------
Expenses
    Research and Development        7,000        - 0 -        7,000
    General and administrative      4,125        2,385        1,740
                                 --------    ---------    ---------

        Total Expenses             11,125        2,385        8,740
                                 --------    ---------    ---------

Net (Loss)                       $(11,125)   $  (2,385)   $   8,740
                                 ========    =========    =========

(LOSS) PER SHARE                     *            *            *
* LESS THAN (.01) PER SHARE

Accordingly, the following was the effect on operations for the period from inception, October 29, 2003, to March 31, 2004:

                                            Originally
                                 Restated    presented   Increase
                                 --------    --------    --------
Revenues                         $  - 0 -    $  - 0 -    $  - 0 -
                                 --------    --------    --------
Expenses
    Research and development        7,000       - 0 -       7,000
    General and administrative      7,376       5,956       1,420
                                 --------    --------    --------

       Total Expenses              14,376       5,956       8,420
                                 --------    --------    --------

Net (Loss)                       $(14,376)   $ (5,956)   $  8,420
                                 ========    ========    ========

(LOSS) PER SHARE                     *           *           *
* LESS THAN (.01) PER SHARE

The effect on cash flows from the inception, October 29, 2003, to March 31, 2004 were as follows:

                                                             Originally  Increase /
                                                  Restated    presented  (Decrease)
                                                  ---------   --------    --------
OPERATING ACTIVITIES
   Net (loss) from operations                     $ (14,376)  $  5,956)   $ (8,420)

Common Stock issued for Services                          1      - 0 -           1

   Contributions to capital                          14,375        900      13,475

Adjustments to reconcile net (loss) to net
 cash (used) by operating activities:
       Increase in state income tax payable           - 0 -      - 0 -       - 0 -
       Increase (decrease) accounts payable           - 0 -         71         (71)
       Increase (decrease) in accrued payroll         - 0 -      1,875      (1,875)
                                                  ---------   --------    --------

   NET CASH (USED BY) OPERATING ACTIVITIES            - 0 -     (3,110)      3,110
                                                  ---------   --------    --------

FINANCING ACTIVITIES:
   Increase in accounts payable - related party       - 0 -      3,110      (3,110)
                                                  ---------   --------    --------

   NET CASH PROVIDED BY FINANCING ACTIVITIES          - 0 -      - 0 -       - 0 -

       NET INCREASE IN CASH                           - 0 -      - 0 -       - 0 -

       CASH, BEGINNING OF PERIOD                      - 0 -      - 0 -       - 0 -

       CASH, END OF PERIOD                            - 0 -      - 0 -       - 0 -

The effect on stockholders' equity as a result of the restatement of financial statements was not material.

ITEM 2.  Plan of Operation


Now that the Company has received financing under two private placements of common stock during the current quarter, it is proceeding to development the business opportunity which it finalized in April 2004, which was the acquisition of Nova Electric Systems, Inc, which will lead to the ultimate set up of dealerships for the sale of electric powered vehicles. This plan which is currently under way involves obtaining strategic partners with whom the Company can arrange financing for its products and provide marketing for the set up of a distribution network for product sales. The Company has also commenced research and development on new technology which could lead to additional products for the Company to sell.

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


For the near term, the Company continues to develop the rights owned by Nova Electric Systems Inc., ("Nova"). The Company acquired all the issued and outstanding shares of Nova through an stock exchange agreement dated effective April 27, 2004. Nova is in the business of developing and marketing electronic propulsion and battery power systems for electric powered vehicles. Under the stock exchange agreement with Nova, the Company issued 21,000,000 Common Shares in the capital stock of the Company in exchange for the 21,000,000 shares of Nova outstanding. Under the agreement, the Company also agreed to pay, upon obtaining financing, $650,000 USD as an advance on royalties to Nu Age pursuant to an agreement between Nova and Nu Age..

Financing for the above advance of on royalties was arranged during the first calendar quarter of 2005 through two private placements of the Company's common stock totaling $520,000. Substantial stock offering and legal fees in connection with this financing were also incurred. The stock sold through the two private placements are the shares that are being registered under a Form SB-2.

Through an agreement with NuAge Electric Inc., Nova holds the rights for the use of certain proprietary technology to install electric propulsion systems on a variety of electric powered vehicles to include, but not limited to, mountain bikes, regular cycles, children's cycle toys and riding vehicles, recreation ATV units, scooters, motorcycles, go-karts, NEV (Neighborhood Electric Vehicle) cars, race cars, regular passenger cars, buses and all other types of two and three wheeled vehicles, water craft and in addition, a wide variety of other vehicles and products.

Nova has also acquired the rights from NuAge Electric Inc., to certain agreements between NuAge and the largest bicycle manufacturer in the world, Hero Cycles in India, for the joint venture to manufacture and distribute many of the electric powered two and three wheel vehicles in India and for distribution from the Hero manufacturing facilities worldwide.

The Nova Business Plan details a number of electric powered vehicles built as prototype working models at the Las Vegas facility and it is the intent of Armor to work closely with their strategic partner, NuAge to continue to develop a wide variety of commercially viable vehicles and products there.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
----------------------------------------------

The Company has incurred operating losses since its inception related primarily to development general administration costs. During the three months ended March 31, 2005, the Company posted a loss of $123,305 and a cumulative loss of $192,845 since inception.

The Company's main focus during the three months ended March 31, 2005 has been continued development of the marketing rights owned Nova Electric Systems Inc. and financing of the Agreement used to obtain those rights.

GENERAL & ADMINISTRATIVE EXPENSES
---------------------------------

General and administrative expenses were $84,885 during the three months ended March 31, 2005 and cumulative general and administrative expenses from inception was $147,425 as of March 31, 2005. The Company anticipate this expense to increase as operations increase.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Since inception, the Company has financed its operations from private financing. The company has suffered recurring losses from operations but has recently undergone financing activities and has working capital of $ 128,735 (current assets less current liabilities).

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