Form 10KSB
period 2005-06-30
Armor Electric, Inc.
filed 2005-10-13
CIK 1211768

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-KSB


  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

                     For the Fiscal year ended June 30, 2005

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of September 19, 2005. $4,734,202

Number of outstanding shares of the registrant's par value $0.001 common stock, as of September 19, 2005. 40,671,681

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

Item 8B   Other Information...............................................12

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

Item 13.  Exhibits. ......................................................16

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

2. Recreation, Leisure and Riding Toys
--------------------------------------

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

B. We intend to built several prototype vehicles that appeal to the mid-youth and young adult markets. Both of these existing markets have sales in the millions of units per year. Our products will offer a medium power level, without the safety issues involved with high speed, flammable fuels, and hot exhaust pipes. The young adult products will include a range of unique scooters and high-powered electric go-karts. We have established a relationship with the leading operator of indoor go-cart tracks in Europe where current legislation requires migration to electric propulsion for these venues. We anticipate using our partnership with our manufacturer of two and three wheeled vehicles to make the frames for our go-carts thereby expanding their product lines while avoiding the high cost of manufacture in Europe

3. Defense
----------

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

4. Industrial/Utility
---------------------

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended June 30, 2005.

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

Plan of Operation
-----------------

The Company has had no operations since inception and is financially dependent on its shareholders, who have financed its existence to date.

For the near term, the Company continues to develop the rights owned by Nova Electric Systems Inc., ("Nova"). The Company acquired all the issued and outstanding shares of Nova through an stock exchange agreement dated effective April 27, 2004. Nova is in the business of developing and marketing electronic propulsion and battery power systems for electric powered vehicles. Under the stock exchange agreement with Nova, the Company issued 21,000,000 Common Shares in the capital stock of the Company in exchange for the 21,001,000 shares of Nova outstanding. Under the agreement, the Company also agreed to pay, upon obtaining financing, $650,000 USD as an advance on royalties to Nu Age pursuant to an agreement between Nova and Nu Age..

Financing for the above advance of on royalties was arranged during the first calendar quarter of 2005 through two private placements of the Company's common stock totaling $520,000. Substantial stock offering and legal fees in connection with this financing were also incurred. The stock sold through the two private placements are the shares that are being registered under a Form SB-2.

Through an agreement with Nu Age Electric Inc., Nova holds the rights for the use of certain proprietary technology to install electric propulsion systems on a variety of electric powered vehicles to include, but not limited to, mountain bikes, regular cycles, children's cycle toys and riding vehicles, recreation ATV units, scooters, motorcycles, go-karts, NEV (Neighborhood Electric Vehicle) cars, race cars, regular passenger cars, buses and all other types of two and three wheeled vehicles, water craft and in addition, a wide variety of other vehicles and products.

Nova has also acquired the rights from Nu Age Electric Inc., to certain agreements between Nu Age and the largest bicycle manufacturer in the world, Hero Cycles in India, for the joint venture to manufacture and distribute many of the electric powered two and three wheel vehicles in India and for distribution from the Hero manufacturing facilities worldwide.

The Nova Business Plan details a number of electric powered vehicles built as prototype working models at the Las Vegas facility and it is the intent of Armor to work closely with their strategic partner, Nu Age to continue to develop a wide variety of commercially viable vehicles and products there.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
----------------------------------------------

The Company has incurred annual operating losses since its inception related primarily to development and general administration costs. During the year ended June 30, 2005, the Company posted a loss of $189,352.

The Company's main focus during the year ended June 30, 2005 has been the continued development of the marketing rights owned Nova Electric Systems Inc. and financing of the Agreement used to obtain those rights.

General & Administrative Expenses
---------------------------------

General and administrative expenses were $128,532 during the year ended June 30, 2005, The Company anticipates this expense to increase as operations continue to increase.

Liquidity And Capital Resources
-------------------------------

Since inception, the Company has financed its operations from private financing. The company has suffered recurring losses from operations but has recently undergone financing activities and has working capital of $82,500 (current assets less current liabilities).

Financing
---------

The Company's capital requirements have not been significant in the past but the Company anticipates it will increase as development and product launch begins.

Cash requirements and need for additional funds
-----------------------------------------------

In its attempts to develop the Company's marketing strategy and launch a product, the Company anticipates it will require approximately $1,500,000.00 in the coming year. To satisfy these cash requirements, the Company will likely have to raise additional funds. There are no assurances that the Company will be able to obtain the additional financing.

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

ITEM 8A. CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures(as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of June 30, 2005 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2005, the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

ITEM 8B.  OTHER INFORMATION

The Company agreed to file a registration statement on form SB-2 to register its two private placements of common stock. A provision of the Securities Purchase Agreement for several shareholders of one private placement was for liquidating damage of 2% per month on $360,000 to be paid to them in the event the registration statement did not become effective as of June 17, 2005, which it did not. The Company is taking the position that the wording for this provision of the agreement is ambiguous and it has not paid the approximately $3,000 that may be applicable to this provision as of June 30, 2005.

                                    Part III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Executive Officers of the Company, their respective ages and percentage of time during regular business hours that is devoted to the Company are as follows:

Name                      Time       Age       Position
-----                     ---        ----      ---------
Merrill Moses             100%        51       President and Director

Harj Manhas               25%         36       Secretary, Treasurer and Director

Thom Eggertson            25%         50       Director

Cheryl Spousta-Schertzer  50%         48       Vice President of Operations
                                               and Director

LaRoy Orr                 25%         52       VP of Marketing and
                                               Finance and Director

All directors hold office until the next annual meeting of Security Holders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors or any committee thereof. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees at this time.

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

(c) Family Relationships. None

BUSINESS EXPERIENCE

The following is a brief account of the business experience during at least the past five years of each director and executive officer of the Company, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.
(d) Business Experience.

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

CHERYL SPOUSTA SCHERTZER, VP OPERATIONS, DIRECTOR

Ms Spousta-Schertzer has served in various executive roles within the finance, law, computer, semiconductor and telecommunications industries, including playing a key role as a participant and negotiator in the 255 million dollar sale of Silicon Systems Inc. to TDK Japan.

With over 18 years in the high-tech industry, Ms. Spousta-Schertzer has extensive experience in investor, customer, and supplier contract negotiations. She has negotiated contracts and corrective action with various companies in the United States, Japan, Singapore, Korea, Philippines, Taiwan and Ireland. As Silicon Systems' vice president of corporate reliability and quality assurance, and vice president of worldwide assembly and test operations, Ms. Spousta-Schertzer had full profit and loss responsibility for a multimillion-dollar operational budget. She is presently involved in the administration of several of the businesses created by Merrill Moses.

LAROY ORR, VP OF MARKETING AND FINANCE AND DIRECTOR

Mr. Orr possesses a strong background in the real estate, marketing, finance and mining industries. In the past, Mr. Orr has had extensive experience in obtaining venture capital for several enterprises. Since 1978, Mr. Orr has been involved in residential real estate development and commercial real estate sales and financing. He has managed sales of several million dollars worth of real estate during this period. Mr. Orr attended Ricks College and Brigham Young University Business Finance.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, to the best knowledge of the Company as of September 19, 2005, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock (percentages are based on an 39,631,681 shares outstanding as of August 11, 2005:

NAME AND ADDRESS                        AMOUNT AND NATURE          PERCENT OF
OF BENEFICIAL OWNER                     OF BENEFICIAL OWNER        CLASS
-------------------                     -------------------        -----

NU AGE ELECTRICAL                       Common restricted           52.0%
SYSTEMS INC.                            21,000,000 shares
10610 Eagle Nest St.
Las Vegas, NV 89141

Cede & Co.                              Common free
PO Box 222 Bowling Green Stat           11,764,823 shares           29.1%
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

The following table sets forth, as of the date hereof, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of the Company's Common Stock of each of the officers and directors of the Company, and the officers and directors of the Company as a group:

NAME AND ADDRESS                    AMOUNT AND NATURE            PERCENT OF
OF BENEFICIAL OWNER                 OF BENEFICIAL OWNER          CLASS
-------------------                 -------------------          -----

Merrill Moses                       1,100,000 common shares      2.8%
President and Director

Harj Manhas                         0                            0.0%
Secretary, Treasurer and Director

Thom Eggertson                      0                            0.0%
Director

Cheryl Spousta-Schertzer            120,000 common shares        0.3%
VP of Operations and Director       100,000 warrants             0.3%

LaRoy Orr
VP of Marketing and Finance and     0                            0.0%
Director

All Officers and Directors
as a Group (5 people)               1,220,000 common shares      3.4%
                                    100,000 warrants             0.3%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The parent company of Nova, Nu Age Electric, Inc. (Nu Age) prior to the stock exchange transaction became the majority shareholder of the Company immediately after the transaction. Nu Age Electric, Inc. is involved in the research and development of various battery powered electric vehicles. The agreement between Nu Age and Nova Inc. provides that Nu Age agrees to sell to Nova all of the rights Nu Age acquired and herein after acquires by agreements relating to the manufacture and sale of certain vehicles to be powered electrically ,and all rights pertaining to the proposed joint venture for the lithium production plant and assembly plant in exchange for 21 million shares of Nova common stock and a royalty of 15% of all pre tax profits of Nova. An advance royalty is to be paid to Nu Age of $650,000. As of June 30, 2005, the Company has paid $264,796 towards this advance, which has been classified as a contra equity account since the amount paid is to the majority owner of the outstanding common stock of Armor and is therefore treated similar to a distribution.

In addition, one shareholder's law firm, which is the Company's SEC legal counsel, was issued 300,000 shares in October 2004, to be held in escrow against future services. These shares were issued at a value of $34,500, but not considered outstanding as of June 30, 2005. Additionally, routine legal fees and costs accrued to this shareholder as of June 30, 2005, were $10,000.

Stock offering costs during the year approximated $76,000, of which $51,000 were paid to the aforementioned shareholder for his firm's legal fees and costs relating to private placements of common stock and its registration with the SEC. The balance of $25,000 was paid to a law firm for legal services rendered in connection with the preparation of stock purchase agreements and related documents for the same private placements of common stock.

ITEM 13. EXHIBITS

a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of June 30, 2005 are filed as part of this report.

(1) Financial statements of Armor Electric Inc.
                                                                Page
                                                                ----
REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM                F-1

CONSOLIDATED BALANCE SHEET                                      F-2

CONSOLIDATED STATEMENTS OF OPERATIONS                           F-3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                 F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS                           F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      F-6

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

Exhibit
Number     Description of Document
------     -----------------------

3.1.1(1)   Articles of Incorporation dated June 5, 1998
3.1.2(1)   Articles of Amendment dated August 31, 1999
3.1.3(2)   Articles of Amendment dated June 4, 2004
3.2(1)     Bylaws
31.1       Section 302 Certification of CEO and CFO
32.1       Section 906 Certification of CEO and CFO

(1) Previously filed as an exhibit to the Company's Form 10-SB as filed on January 6, 2003

(2) Previously filed as an exhibit to the Company's Form 10-KB as filed on October 15, 2004

b) Reports on Form 8-K

The following current reports on Form 8-K were filed during the year June 30, 2004.

On March 9, 2005 the Company filed a current report on items 3.02 and 8.01, reporting on the completion of a private placement transaction and announcing approval for listing in Standard & Poor's Corporation Records of publicly traded companies.

On June 8 and 20, 2005, the Company filed a current reports on item 4.02 reporting on non-reliance on previously issued financial statements and listing the reports not to be relied upon.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2005 and 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                              June 30, 2005          June 30, 2004
                              ------------           ------------
(i)    Audit Fees              $   18,595             $    6,488
(ii)   Audit Related Fees              --                     --
(iii)  Tax Fees                        --                     --
(iv)   All Other Fees                  --                     --
                               ----------             ----------
    Total fees                 $   18,595             $    6,488
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

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Armor Electric Inc.'s consolidated financial statements and are not reported under "Audit Fees". There were no Audit-Related services provided in fiscal 2005 or 2004.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax services provided in fiscal 2005 or 2004.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2005 or 2004.

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


Date: October 13, 2005              ARMOR ELECTRIC INC.

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

/s/ Merrill Moses                   Director               September 19, 2005
-----------------------
Merrill Moses

/s/ Harj Manhas                     Director               September 19, 2005
-----------------------
Harj Manhas

/s/ Thom Eggertson                  Director               September 19, 2005
-----------------------
Thom Eggertson

/s/ Cheryl Schertzer                Director               September 19, 2005
-----------------------
Cheryl Schertzer

/s/ LaRoy Orr                       Director               September 19, 2005
-----------------------
LaRoy Orr

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Armor Electric, Inc.
Solana Beach, CA

We have audited the accompanying consolidated balance sheet of Armor Electric, Inc. (a Nevada corporation in the development stage) as of June 30, 2005, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the period from October 29, 2003 (Inception) to June 30, 2004, and for the year ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Armor, Inc., as of June 30, 2005, its results of operations and cash flows for the period from October 29, 2003 (Inception) to June 30, 2004, and for the year ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

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



/s/ Braverman International, P.C.
Prescott, Arizona
September 2, 2005

                              ARMOR ELECTRIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005



                                     ASSETS
                                     ------

Current Assets - Cash                                                 $ 107,700
                                                                      =========



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


CURRENT LIABILITIES

       State income tax payable                                       $   1,600
       Accrued legal fees-related parties                                10,000
       Accrued payroll                                                   13,600
                                                                      ---------

       Total Current Liabilities                                         25,200
                                                                      ---------

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value, 10,000,000
  shares authorized, none issued                                             --

Common stock, par value $.001, 100,000,000 shares
authorized, 40,671,681 issued and 40,371,681 outstanding                 40,671
Common stock subscription receivable                                     (1,000)
Paid in capital                                                         597,143
(Deficit) accumulated during the development stage                     (255,018)
Shareholder - Advanced royalty                                         (264,796)
Shares held in escrow                                                   (34,500)
                                                                      ---------

Total Stockholders' Equity                                               82,500
                                                                      ---------

                                                                      $ 107,700
                                                                      =========




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              ARMOR ELECTRIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                   CUMULATIVE
                                      YEAR        OCTOBER 29,        FROM
                                     ENDED      2003, INCEPTION OCTOBER 29, 2003
                                    JUNE 30,      TO JUNE 30,   (INCEPTION) TO
                                      2005           2004        JUNE 30, 2005
                                  ------------   ------------    ------------


REVENUES                          $         --   $         --    $         --
                                  ------------   ------------    ------------

EXPENSES
   General and administrative:
        Consulting Fees                 37,500         21,001          58,501
        Other                           91,032         18,340         109,372
   Research & Development               60,820          7,000          67,820
                                  ------------   ------------    ------------

   Total expenses                      189,352         46,341         235,693
                                  ------------   ------------    ------------

NET (LOSS)                        $   (189,352)  $    (46,341)   $   (235,693)
                                  ============   ============    ============

NET (LOSS) PER SHARE              $      (0.01)              *
                                  ============    ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING         37,127,840     34,717,333
                                  ============    ============

* less than $.01 per share






                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                                                   ARMOR ELECTRIC, INC.
                                               (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                           CUMULATIVE FROM
                                                                                             OCTOBER 29,     OCTOBER 29,
                                                                                 FOR            2003            2003
                                                                              YEAR ENDED,        TO         (INCEPTION) TO
                                                                               JUNE 30,        JUNE 30,        JUNE 30,
                                                                                 2005           2004            2005
                                                                             ------------    ------------    ------------
OPERATING ACTIVITIES
         Net (loss) from operations                                          $   (189,352)   $    (46,341)   $   (235,693)

        Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
              Common Stock issued for Services                                     72,500          21,001          93,501
              Contributions to capital                                             48,970          18,540          67,510

        Changes in operating assets and liabilities:
              Increase in state income tax payable                                    800             800           1,600
             (Decrease) in accounts payable                                          (526)                           (526)
             (Decrease) in trust funds                                                553                             553
              Increase in accrued payroll                                           2,600           1,000           3,600
                                                                             ------------    ------------    ------------

        Total adjustments                                                         124,897          41,341         166,238
                                                                             ------------    ------------    ------------

              NET CASH PROVIDED (USED BY) OPERATING ACTIVITIES                    (64,455)         (5,000)        (69,455)
                                                                             ------------    ------------    ------------

INVESTING ACTIVITIES:
      Shareholder advances - Advanced royalties - NuAge                          (264,796)             --        (264,796)
                                                                             ------------    ------------    ------------

              NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                   (264,796)             --        (264,796)
                                                                             ------------    ------------    ------------

FINANCING ACTIVITIES
         Proceeds from sale of common stock, net                                  442,819                         442,819
         Increase (Decrease) in accounts payable - related party                   (5,868)          5,000            (868)
                                                                             ------------    ------------    ------------

              NET CASH PROVIDED BY FINANCING ACTIVITIES                           436,951           5,000         441,951
                                                                             ------------    ------------    ------------

              NET INCREASE IN CASH                                                107,700              --         107,700

              CASH, BEGINNING OF PERIOD                                                --              --              --
                                                                             ------------    ------------    ------------

              CASH, END OF PERIOD                                            $    107,700    $         --    $    107,700
                                                                             ============    ============    ============


SUPPLEMENTAL NON-CASH INFORMATION
                            Common Stock Subscribed,10,000 shares            $      1,000                     $      1,000
                            Common Stock Subscription receivable                   (1,000)                          (1,000)
                                                                             ------------                     ------------
                                                                             $         --                     $         --
                                                                             ============                     ============

                            Common stock issued for legal service retainer
                            held in escrow, 300,000 shares                   $     34,500                     $     34,500
                                                                             ============                     ============


                                      SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS




                                                        ARMOR ELECTRIC, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                                 STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                          (Deficit)
                                                              Common                                     Accumulated
                           Common Stock                       Stock         Shares        Shareholder      During           Total
                      ---------------------    Paid-in     Subscription     Held in        Advanced      Development   Stockholders'
                         Shares     Amount     Capital      Recievable       Escrow         Royalty         Stage           Equity
                      -----------  --------  -----------    -----------    -----------    -----------    -----------    -----------
Inception, Oct 30,
2003, Stock issued
for services
@ $.001 per share           1,000  $      1  $        --    $        --    $        --    $        --    $        --    $         1

April 21, 2004
Stock issued for
services @ $0.001
per share              20,999,000    20,999            1                                                                     21,000

Contributed Capital                               15,232                                                                     15,232

Net (Loss), for
the period ended
April 27, 2004                                                                                               (37,033)       (37,033)
                      -----------  --------  -----------    -----------    -----------    -----------    -----------    -----------

BALANCE,
April 27, 2004         21,000,000    21,000       15,233                                                     (37,033)          (800)

Recapitalization,
April 27, 2004         13,717,333    13,717      (15,233)                                                    (19,325)       (20,841)

Contributed Capital                                3,308                                                                      3,308

Net (loss) for period                                                                                         (9,308)        (9,308)
                      -----------  --------  -----------    -----------    -----------    -----------    -----------    -----------

BALANCE, June 30,
2004                   34,717,333    34,717        3,308                                                     (65,666)       (27,641)

Shares issued
October 15, 2004
@ $0.25 for
marketing
consulting
services                  150,000       150       37,350                                                                     37,500

Shares issued
January 21, 2005
to escrow @ $0.115
per share                 300,000       300       34,200                       (34,500)                                          --

Shares issued
January 21, 2005
@ $.115 per share
for legal
services provided         304,348       304       34,696                                                                     35,000

Shares issued
February 4, 2005
for cash at $.10
per share                 300,000       300       29,700                                                                     30,000

Shares issued
February 8, 2005
for cash at $.10
per share               1,050,000     1,050      103,950                                                                    105,000

Shares issued
February 9, 2005
for cash at $.10
per share                 100,000       100        9,900                                                                     10,000

Shares issued
February 16, 2005
for cash at $.10
per share                 350,000       350       34,650                                                                     35,000

Shares issued
February 17, 2005
for cash  at $.10
per share                 350,000       350       34,650                                                                     35,000

Shares issued
February 18, 2005
for cash at $.10
per share                 100,000       100        9,900                                                                     10,000

Shares issued
February 20, 2005
for cash at $.10
per share                 100,000       100        9,900                                                                     10,000

Shares issued
February 22, 2005
for cash at $.10
per share               2,600,000     2,600      257,400                                                                    260,000

Shares issued
February 28, 2005
for cash at $.10
per share                 100,000       100        9,900                                                                     10,000

Shares issued
March 4, 2005
for cash at $.10
per shares                 40,000        40        3,960                                                                      4,000

Common stock
subscribed,
March 4, 2005 at
$.10 per share             10,000        10          990                                                                      1,000

Shares issued
May 20, 2005
for cash at $.10
per share                 100,000       100        9,900                                                                     10,000

Common stock
subscription
receivable                                                       (1,000)                                                     (1,000)

Stock offering costs                             (76,182)                                                                   (76,182)

Shareholder Advanced
Royalty                                                                                      (264,795)                     (264,795)

Contributed Capital                               48,970                                                                     48,970

Net (loss) for period                                                                                       (189,352)      (189,352)
                      -----------  --------  -----------    -----------    -----------    -----------    -----------    -----------

BALANCE,
JUNE 30, 2005          40,671,681  $ 40,671  $   597,143    $    (1,000)   $   (34,500)   $  (264,795)   $  (255,018)   $    82,500
                      ===========  ========  ===========    ===========    ===========    ===========    ===========    ===========


                                           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                                 F-5

                              ARMOR ELECTRIC, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY

Armor Enterprises, Inc. (Armor), formerly Armor Enterprises, Inc. and Armor Software, Inc., is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. It is a Florida corporation, formed on June 5, 1998. Since inception it has had no operations. Armor was formed with the purpose of developing privacy encryption software for the Internet. The Company was unable to raise enough capital to finance its research and development of the software while other larger companies began addressing privacy issues, making the Company's proposed software obsolete. After efforts to develop the business failed, the business was abandoned in mid 2000. Its fiscal year end is June 30.

BASIS OF PRESENTATION

On April 27, 2004 Armor acquired all of the issued and outstanding shares of common stock of Nova Electric Systems, Inc. (Nova, or the Company) a development stage Nevada Corporation, formed October 29, 2003, in exchange for 21 million restricted shares of common stock of Armor, pursuant to Section 368 (a) (1) (B) of the Internal Revenue Code, which provides for a tax-free exchange.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of and for the years ended June 30, 2005 and 2004, include the accounts of Armor Electric, Inc. and Nova Electric Systems, Inc., after elimination of all inter-company accounts and transactions.

CASH EQUIVALENTS

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

                              ARMOR ELECTRIC, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. It has sustained operating losses since inception. The Company's ability to continue in existence is dependent on its ability to develop additional sources of capital, and to achieve profitable operations. Management's plan is to pursue the sale of products pursuant to its marketing rights. . In the event it is unable to achieve profitable operations in the near term, it plans to pursue additional private placements of its common stock. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

INCOME TAXES

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards Board Opinion No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future periods of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end.

EARNINGS (LOSS) PER COMMON SHARE

Basic loss per common share has been calculated based upon the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standards Statement No. 128, "Earnings per Share". All shares issued at nominal value have been considered outstanding since inception. The computation of loss per common share does not assume exercise of outstanding warrants as the result would be antidilutive.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, disclosures about fair value of financial instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of the Company's financial instruments, which consists of current liabilities approximate fair values due to the short-term maturities of such instruments.

                              ARMOR ELECTRIC, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - CONTRIBUTED CAPITAL

Capital contributed during the year ended June 30, 2005, by current management was based on the fair value of such services included management compensation of $22,625 and office overhead of $4,200. Management also contributed amounts it paid for accounting $4,500 and filing fees of $2,330. Finally, amounts that were owed to two related parties for advances of $15,315 were contributed to capital.

NOTE 3 - RELATED PARTY TRANSACTIONS

The parent company of Nova, Nu Age Electric, Inc. (Nu Age) prior to the stock exchange transaction became the majority shareholder of the Company immediately after the transaction. Nu Age Electric, Inc. is involved in the research and development of various battery powered electric vehicles. The agreement between Nu Age and Nova Inc. provides that Nu Age agrees to sell to Nova all of the rights Nu Age acquired and herein after acquires by agreements relating to the manufacture and sale of certain vehicles to be powered electrically ,and all rights pertaining to the proposed joint venture for the lithium production plant and assembly plant in exchange for 21 million shares of Nova common stock and a royalty of 15% of all pre tax profits of Nova. An advance royalty is to be paid to Nu Age of $650,000. As of June 30, 2005, the Company has paid $264,796 towards this advance, which has been classified as a contra equity account since the amount paid is to the majority owner of the outstanding common stock of Armor and is therefore treated similar to a distribution.

In addition to related party transactions included elsewhere, one shareholder's law firm, which is the Company's SEC legal counsel, was issued 300,000 shares in October 2004, to be held in escrow by him against future services. These shares were issued at a value of $34,500, but not considered outstanding as of June 30, 2005. Additionally, routine legal fees and costs accrued to this shareholder as of June 30, 2005, were $10,000.

Stock offering costs charged against paid in capital during the year approximated $76,000, of which $51,000 were paid to the aforementioned shareholder for his firm's legal fees and costs relating to private placements of common stock and its registration with the SEC. The balance of $25,000 was paid to a law firm for legal services rendered in connection with the preparation of stock purchase agreements and related documents for the same private placements of common stock.

NOTE 4 - INCOME TAXES

Deferred tax assets for income taxes as of June 30, 2005, of approximately $77,470 were reduced to zero, after considering the valuation allowance of $77,470, since there is no assurance of future taxable income. As of June 30, 2005 there was also a net operating loss carryforward of approximately $188,289, of which $28,691 expires in 2024, and the balance in 2025, if unused. The following is an analysis of deferred tax assets as of June 30, 2005:


                                               Deferred   Valuation
                                              Tax Assets  Allowance    Balance
                                               --------   --------    ---------
Deferred tax assets at June30, 2004            $  7,400   $ (7,400)   $    -0-
Additions for the year                           70,070    (70,070)        -0-
                                               --------   --------    ---------
Deferred tax assets at June 30, 2005           $ 77,470   $(70,470)   $    -0-
                                               ========   ========    =========

                              ARMOR ELECTRIC, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is reconciliation from the expected statutory federal income tax rate to the Company's actual income tax rate for the years ended June 30:

                                                       2005              2004
                                                     --------         --------
Expected income tax (benefit) at
   federal statutory tax rate -34%                   $(64,380)        $(15,756)
Permanent differences                                   7,761            8,356
Start up cost amortization                            (13,451)
Valuation allowance                                    70,070            7,400
                                                     --------         --------
Actual income tax (benefit)                          $      0%        $      0%
                                                     ========         ========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of June 30, 2005 and 2004 are as follows:

                                                      2005              2004
                                                    ---------        ---------
Net operating loss carryforwards                     $188,289        $  21,764
Amortization of deferred start-up costs                39,563          _______
Total gross deferred tax assets                       227,852           21,764
Valuation allowance                                  (227,852)         (21,764)
                                                    ---------        ---------
 Net deferred tax assets, June 30                   $     -0-        $     -0-
                                                    =========        =========

Since June 30, 2005, the Company has elected to file consolidated tax returns with its parent, Armor Electric, Inc.

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

                              ARMOR ELECTRIC, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

INTERPRETATION NO. 46 (FIN 46) (R)

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

In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123-R"). SFAS No.123-R is a revision of SFAS No. 123, as amended, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No.123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

                              ARMOR ELECTRIC, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The adoption of these new Statements is not expected to have a material effect on the Company's financial position, results or operations, or cash flows.

NOTE 7 - COMMON STOCK

The Company had two private placements of 5,200,000 shares of common stock during the year ended June 30, 2005 totaling approximately $520,000. These shares also included a warrant to purchase one share of common stock for $0.15 each, expiring in 2012. The Company has reserved 10,900,000 shares of stock for issuance pursuant to the outstanding warrants. These shares also have restrictions attached to them on their resale, pursuant to the Stock Purchase Agreement, along with certain restrictions for subsequently issued shares.

NOTE 8 - LIQUIDATING DAMAGES

The Company agreed to file a registration statement on form SB-2 to register its two private placements of common stock. A provision of the Securities Purchase Agreement for several shareholders of one private placement was for liquidating damage of 2% per month on $360,000 to be paid to them in the event the registration statement did not become effective as of June 17, 2005, which it did not. Since the Company is taking the position that the wording for this provision of the agreement is ambiguous, it has not recorded as of June 30, 2005, the approximately $3,000 applicable to this provision.

NOTE 9 - RESEARCH AND DEVELOPMENT

We expense research and development costs as they are incurred. Of the total amount incurred for the year of $60,820, approximately $21,000 was paid to outside unrelated contractors for consulting services related to the development of new technology, with the remainder of the amount paid for prototypes for the existing technology. In the period year, prototype expense was $7,000.

NOTE 10 - SUBSEQUENT EVENTS

CONSOLIDATED TAX RETURNS

Nova Electric Systems, Inc. has elected to file consolidated income tax returns with its parent Armor Electric Systems, Inc. for the year ended June 30, 2005.

THREATENED LITIGATION

In August 2005 the Company received two letters from two law firms representing two of the shareholders who purchased common stock in a private placement in March 2005. The shareholders have threatened litigation concerning unpaid liquidating damages, as further described in Note 8 of the Notes to financial statements, along with related legal fees and costs.