Form 10QSB
period 2005-09-30
Armor Electric, Inc.
filed 2005-11-21
CIK 1211768

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB



        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2005

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

                                 (858) 720-0123
                           (Issuer's telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, $0.001 par value                     40,371,681
               (Class)                    (Outstanding as of September 30, 2005)

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

Consolidated Condensed Balance Sheets
September 30, 2005 (unaudited) (restated) and June 30, 2005 ................F-1

Unaudited Consolidated Condensed Statements of Operations for
the three months ended September 30, 2005 , and cumulative
from inception on October 29, 2003 through September 30, 2005 ..............F-2

Unaudited Consolidated Condensed Statements of Cash Flows for
the three months ended September 30, 2005 and cumulative
from inception on October 29, 2003 through September 30, 2005...............F-3

Consolidated Condensed Statements of Stockholders' equity for the period from inception on October 29, 2003 through September 30, 2005 (unaudited)...F-4

Notes to Consolidated Financial Statements (unaudited)......................F-5


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

Item 4.  Submission of Matters to a Vote of Security Holders................5

Item 5.  Other Information..................................................5

Item 6.  Exhibits and Reports on Form 8-K...................................5

Signatures..................................................................6


                                        ARMOR ELECTRIC, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                     SEPTEMBER 30,     JUNE 30,
                                                                          2005           2005
                                                                      ----------      ----------
                                                                      (unaudited)     (restated)

                                       ASSETS
                                       ------
Current Assets

     Cash in bank                                                     $  33,401       $ 107,700
     Prepaid Expenses                                                     3,432              --
                                                                      ----------      ----------

                                                                      $  36,833       $ 107,700
                                                                      ==========      ==========



                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------


CURRENT LIABILITIES

       Accounts payable                                               $   1,796       $      --
       State income tax payable                                              --           1,600
       Accrued legal fees-related party                                      --          10,000
       Accrued liquidating damages                                       64,991              --
       Accrued payroll                                                   19,900          13,600
                                                                      ----------      ----------

       Total Current Liabilities                                         86,687          25,200
                                                                      ----------      ----------



STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value, 10,000,000
  shares authorized, none issued                                             --              --

Common stock, par value $.001, 100,000,000 shares
authorized, 40,671,681 issued and 40,371,681 outstanding                 40,671          40,671
Common stock subscription receivable                                     (1,000)         (1,000)
Paid in capital                                                         548,877         577,818
(Deficit) accumulated during the development stage                     (318,106)       (235,693)
Shareholder - Advanced royalties                                       (285,795)       (264,795)
Shares held in escrow                                                   (34,500)        (34,500)
                                                                      ----------      ----------

Total Stockholders' Equity (Deficit)                                    (49,853)         82,501
                                                                      ----------      ----------

                                                                      $  36,833       $ 107,700
                                                                      ==========      ==========

                           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                   ARMOR ELECTRIC, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                        (unaudited)


                                                                           CUMULATIVE
                                             THREE MONTHS                     FROM
                                                 ENDED                   OCTOBER 29, 2003
                                              SEPTEMBER 30,               (INCEPTION) TO
                                         2005              2004         SEPTEMBER 30, 2005
                                    --------------------------------      -------------
                                                        (RESTATED)
REVENUES                            $         --       $         --       $         --
                                    -------------      -------------      -------------

EXPENSES
   General and administrative:
        Consulting Fees                       --                 --             58,501
        Other                             80,508             12,105            189,880
   Research & Development                  1,904                 --             69,724
                                    -------------      -------------      -------------

   Total expenses                         82,413             12,105            318,106
                                    -------------      -------------      -------------

NET (LOSS)                          $    (82,413)      $    (12,105)      $   (318,106)
                                    =============      =============      =============

NET (LOSS) PER SHARE                           *                  *
                                    =============      =============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING           40,371,681         34,717,333
                                    =============      =============

*  less than $.01 per share


                      SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                                       ARMOR ELECTRIC, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)

                                                                                                             CUMULATIVE FROM
                                                                                                                OCTOBER 29,
                                                                                      THREE MONTHS                 2003
                                                                                          ENDED               (INCEPTION) TO
                                                                                       SEPTEMBER 30,           SEPTEMBER 30,
                                                                                   2005            2004            2005
                                                                                ----------      ----------      ----------
                                                                                                (RESTATED)
OPERATING ACTIVITIES
         Net (loss) from operations                                             $ (82,413)      $ (12,105)      $(318,106)

        Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
              Common Stock issued for Services                                         --              --          93,501
              Contributions to capital                                              1,050           7,780          68,560

        Changes in operating assets and liabilities:
             (Decrease) in state income tax payable                                (1,600)            800              --
             Increase in accounts payable                                           1,796                           1,270
             (Decrease) in trust funds                                                 --                             553
             (Increase) in prepaid expenses                                        (3,432)                         (3,432)
              Increase in accrued payroll                                           6,300           3,625           9,900
                                                                                ----------      ----------      ----------

        Total adjustments                                                           4,114          12,205         170,352
                                                                                ----------      ----------      ----------

              NET CASH PROVIDED (USED BY) OPERATING ACTIVITIES                    (78,298)            100        (147,753)
                                                                                ----------      ----------      ----------

INVESTING ACTIVITIES:
      Shareholder advances - Advanced royalties                                   (21,000)             --        (285,796)
                                                                                ----------      ----------      ----------

              NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                    (21,000)             --        (285,796)
                                                                                ----------      ----------      ----------

FINANCING ACTIVITIES
         Proceeds from sale of common stock, net                                   35,000                         477,819
         Increase (Decrease) in accounts payable - related party                  (10,000)             --         (10,868)
                                                                                ----------      ----------      ----------

              NET CASH PROVIDED BY FINANCING ACTIVITIES                            25,000              --         466,951
                                                                                ----------      ----------      ----------

              NET INCREASE IN CASH                                                (74,299)            100          33,401

              CASH, BEGINNING OF PERIOD                                           107,700              --              --
                                                                                ----------      ----------      ----------

              CASH, END OF PERIOD                                               $  33,401       $     100       $  33,401
                                                                                ==========      ==========      ==========



SUPPLEMENTAL CASH INFORMATION
                            Income Taxes Paid                                   $   1,600                       $   1,600
                                                                                ==========                      ==========

SUPPLEMENTAL NON-CASH INFORMATION
                            Common Stock Subscribed,10,000 shares                                               $   1,000
                            Common Stock Subscription receivable                                                   (1,000)
                                                                                                                ----------
                                                                                                                $      --
                                                                                                                ==========

                            Common stock issued for legal service retainer
                            held in escrow, 300,000 shares                                                      $  34,500
                                                                                                                ==========

                            Accrued liquidating damages to shareholders         $  64,991                       $  64,991
                                                                                ==========                      ==========


                                        SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                               F-3


                                                       ARMOR ELECTRIC, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                            (Deficit)
                                            Common Stock                   Common                           Accumulated
                                      -----------------------              Stock       Shares   Shareholder   During      Total
                                                               Paid-in  Subscription   Held in   Advanced  Development Stockholders'
                                        Shares       Amount    Capital   Receivable    Escrow      Royalty    Stage      Equity
                                      ------------ ---------- ---------- ---------- ------------ ---------- ---------- -------------
Inception, Oct 30, 2003, Stock
issued for services @ $.001 per
share                                       1,000  $       1  $      --  $      --                          $      --  $      1

  April 21, 2004
  Stock issued for services
  @ $0.001 per share                   20,999,000     20,999          1                                                  21,000

  Contributed Capital                                            15,232                                                  15,232

  Net (Loss), for the period
  ended April 27, 2004                                                                                        (37,033)   37,033)
                                      ------------ ---------- ---------- ---------- ------------ ---------- ---------- ---------

BALANCE,
APRIL 27, 2004                         21,000,000     21,000     15,233                                      (37,033)      (800)

  Recapitalization,
  April 27, 2004                       13,717,333     13,717    (34,558)                                          --    (20,841)

  Contributed Capital                                             3,308                                                   3,308

  Net (loss) for period                                                                                       (9,308)   (9,308)
                                      ------------ ---------- ---------- ---------- ------------ ---------- ---------- ---------

BALANCE,
JUNE 30, 2004 (RESTATED)               34,717,333     34,717    (16,017)                                     (46,341)   (27,641)

  Shares issued October 15, 2004
  @ $0.25 for marketing consulting
  services                                150,000        150     37,350                                                  37,500

  Shares issued January 21, 2005
  to escrow @ $0.115 per share            300,000        300     34,200                 (34,500)                             --

  Shares issued January 21, 2005
  @ $.115 per share for legal
  services provided                       304,348        304     34,696                                                  35,000

  Shares issued February 4, 2005
  for cash at $.10 per share              300,000        300     29,700                                                  30,000

  Shares issued February 8, 2005
  for cash at $.10 per share            1,050,000      1,050    103,950                                                 105,000

  Shares issued February 9, 2005
  for cash at $.10 per share              100,000        100      9,900                                                  10,000

  Shares issued February 16, 2005
  for cash at $.10 per share              350,000        350     34,650                                                  35,000

  Shares issued February 17, 2005
  for cash  at $.10 per share             350,000        350     34,650                                                  35,000

  Shares issued February 18, 2005
  for cash at $.10 per share              100,000        100      9,900                                                  10,000

  Shares issued February 20, 2005
  for cash at $.10 per share              100,000        100      9,900                                                  10,000

  Shares issued February 22, 2005
  for cash at $.10 per share            2,600,000      2,600    257,400                                                 260,000

  Shares issued February 28, 2005
  for cash at $.10 per share              100,000        100      9,900                                                  10,000

  Shares issued March 4, 2005
  for cash at $.10 per share               40,000         40      3,960                                                   4,000

  Common stock subscribed,
  March 4, 2005 at $.10 per share          10,000         10        990                                                   1,000

  Shares issued May 20, 2005 for
  cash at $.10 per share                  100,000        100      9,900                                                  10,000

  Common stock subscription
  receivable                                                                (1,000)                                      (1,000)

  Stock offering costs                                          (76,182)                                                (76,182)

  Shareholder Advanced Royalties                                                                  (264,795)            (264,795)

  Contributed Capital                                           48,970                                                   48,970

  Net (loss) for period                                                                                      (189,352) (189,352)
                                      ------------ ---------- ---------- ---------- ------------ ---------- ---------- ---------

BALANCE, JUNE 30, 2005 (RESTATED)      40,671,681     40,671    577,818     (1,000)     (34,500)  (264,795)  (235,693)   82,501
(UNAUDITED)
  Contributed Capital                                             1,050                                                   1,050

  Adjustment to Stock offering costs                             35,000                                                  35,000

  Liquidating Damages                                           (64,991)                                                (64,991)

  Shareholder Advanced Royalties                                                                   (21,000)             (21,000)

  Net (loss) for three months                                                                                 (82,413)  (82,413)
                                      ------------ ---------- ---------- ---------- ------------ ---------- ---------- ---------

BALANCE, SEPTEMBER 30, 2005
(UNAUDITED)                            40,671,681  $  40,671  $ 548,877  $  (1,000) $   (34,500) $(285,795) $(318,106) $(49,853)
                                      ============ ========== ========== ========== ============ ========== ========== =========


                                          SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                                 F-4

                              ARMOR ELECTRIC, INC.

Notes to Financial Statements (unaudited)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2005 and the results of its operations and cash flows for the three months ended September 30, 2005 and 2004 have been made. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended June 30, 2006.

These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended June 30, 2005.

On April 27, 2004 Armor acquired all of the issued and outstanding shares of common stock of Nova Electric, Inc. (Nova, or the Company) a development stage Nevada Corporation, formed October 29, 2003, in exchange for 21 million restricted shares of common stock of Armor, pursuant to Section 368 (a) (1) (B) of the Internal Revenue Code, which provides for a tax-free exchange under that reorganization provision.

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


NOTE 2 - RECLASSIFICATION OF STOCK OFFERING COSTS

The September 30, 2005, statement of stockholders' equity included herein provides for a reclassification of $35,000 of previously incurred stock offering costs as a general and administrative expense due to the Company voluntarily withdrawing its Sb-2 filing during the current quarter to which those costs relate.

NOTE 3 - RELATED PARTY TRANSACTIONS

As of September 30, 2005, the Company has paid $285,795 towards its commitment to pay a $650,000 advance royalty to Nu Age Electric, Inc., in connection with the acquisition of certain marketing rights. Advance royalties are classified as a contra equity account since the amount paid is to the majority owner of the outstanding common stock of Armor.



NOTE 4 - THREATENED LITIGATION

In August 2005 the Company received two letters from two law firms representing two of the shareholders who purchased common stock in a private placement in March 2005. The shareholders had threatened litigation concerning unpaid liquidating damages, as further described in Note 5 of the Notes to financial statements, along with related legal fees and costs. The shareholders have decided not to pursue litigation.


NOTE 5 - LIQUIDATING DAMAGES

The Company agreed to file a registration statement on form SB-2 to register its two private placements of common stock. A provision of the Securities Purchase Agreement for several shareholders of one private placement was for liquidating damage of 2% per month on $360,000 to be paid to them in the event the registration statement did not become effective as of May 17, 2005, which it did not. Since the Company took the position that the wording for this provision of the agreement is ambiguous, it did not recorded as of June 30, 2005, the approximately $3,000 applicable to this provision. The Company has voluntarily withdrawn its registration statement on Form SB-2. As a result of settling the aforementioned threatened litigation the Company agreed to pay liquidating damages. As of September 30, 2005 a total of $64,991 was incurred and has been accrued.

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

PLAN OF OPERATION
-----------------

The Company acquired all the rights held by Nova Electric Systems Inc., (Nova) when it entered into a stock exchange agreement whereby the Company acquired all the outstanding shares of Nova in exchange for Company shares.

Nova acquired rights from Nu Age Electric Inc., to certain agreements between Nu Age and large manufacturer of bicycles and scooters, Hero Cycles in India, for the joint venture to manufacture and distribute many of the electric powered two and three wheel vehicles in India and for distribution from the Hero manufacturing facilities worldwide.

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


DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
----------------------------------------------

The Company has incurred operating losses since its inception related primarily to development general administration costs. During the three months ended September 30, 2005, the Company posted a loss of $82,413 and the Company has posted a cumulative loss of $318,106 since inception

The Company's main focus during the three months ended September 30, 2005 has been continued development of the marketing rights acquired from Nova Electric Systems Inc.

GENERAL & ADMINISTRATIVE EXPENSES
---------------------------------

General and administrative expenses were $80,508 during the three months ended September 30, 2005, The Company anticipates this will increase as operations increase.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Since inception, the Company has financed its operations from private financing. The company has suffered recurring losses from operations and has a working capital deficiency of $49,854(current assets less current liabilities).

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


ITEM 3.  CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of September 30, 2005 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2005 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

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

- ------------------------------------

(1) Previously filed as an exhibit to the Company's Form 10-SB as filed on January 6, 2003

(2) Previously filed as an exhibit to the Company's Form 10-KSB as filed on October 15, 2004


(b) Reports on Form 8-K filed during the three months ended September 30, 2005.

         No Current Reports on Form 8-K were filed during the three months ended September 30, 2005

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 21, 2005                    ARMOR ELECTRIC INC.


                                            /S/ MERRILL MOSES
                                            ------------------------------------
                                            Merrill Moses
                                            President