Form 10QSB
period 2005-12-31
Armor Electric, Inc.
filed 2006-02-21
CIK 1211768

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: December 31, 2005

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

                                 (858) 720-0123
                           (Issuer's telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, $0.001 par value                     40,371,681
               (Class)                    (Outstanding as of December 31, 2005)

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

Consolidated Condensed Balance Sheets
  December 31, 2005 (unaudited) and June 30, 2005 (restated)  ..................................F-1

Unaudited Consolidated Condensed Statements of Operations for
  the three and six months ended -December 31, 2005, for three and six months ended December 31, 2004 and cumulative
  from inception on October 29, 2003 through December 31, 2005 .................................F-2

Unaudited Consolidated Condensed Statements of Cash Flows for
  the six months ended December 31, 2005, for six months ended
  December 31, 2004 and cumulative
  from inception on October 29, 2003 through December 31, 2005..................................F-3

Consolidated Condensed Statements of Stockholders' equity for the period from inception on October 29, 2003 through December 31, 2005 (unaudited)...........................F-4

Notes to Consolidated Financial Statements (unaudited)..........................................F-5


Item 2.  Management's Discussion and Analysis or Plan of Operation................................3

Item 3.  Controls and Procedures..................................................................4

Part II  OTHER INFORMATION

Item 1.  Legal Proceedings........................................................................5

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..............................5

Item 3.  Defaults upon Senior Securities..........................................................5

Item 4.  Submission of Matters to a Vote of Security Holders......................................5

Item 5.  Other Information........................................................................5

Item 6.  Exhibits and Reports on Form 8-K.........................................................5

Signatures........................................................................................6


                                                 2






                                     ARMOR ELECTRIC, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                             CONSOLIDATED CONDENSED BALANCE SHEETS


                                                             DECEMBER 31,         JUNE 30,
                                                                 2005               2005
                                                             -------------      -------------
                                                              (unaudited)         (restated)

                                            ASSETS
                                            ------

Current Assets

     Cash in bank                                            $      10,103      $     107,700
     Prepaid Expenses                                                6,528                 --
                                                             -------------      -------------

                                                             $      16,631      $     107,700
                                                             =============      =============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------

CURRENT LIABILITIES

       Accounts payable                                      $      10,282      $          --
       State income tax payable                                         --              1,600
       Accrued legal fees-related party                                 --             10,000
       Accrued liquidating damages                                  64,991                 --
       Accrued payroll                                              26,200             13,600
                                                             -------------      -------------

       Total Current Liabilities                                   101,473             25,200
                                                             -------------      -------------

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value, 10,000,000
  shares authorized, none issued                                        --                 --

Common stock, par value $.001, 100,000,000 shares
authorized, 40,671,681 issued and 40,371,681 outstanding            40,671             40,671
Common stock subscription receivable                                (1,000)            (1,000)
Paid in capital                                                    549,927            577,818
(Deficit) accumulated during the development stage                (354,144)          (235,693)
Shareholder - Advanced royalties                                  (285,795)          (264,795)
Shares held in escrow                                              (34,500)           (34,500)
                                                             -------------      -------------

Total Stockholders' Equity (Deficit)                               (84,841)            82,501
                                                             -------------      -------------

                                                             $      16,631      $     107,700
                                                             =============      =============


                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS






                                                     ARMOR ELECTRIC, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                         (unaudited)


                                           THREE MONTHS                         SIX MONTHS                  CUMULATIVE FROM
                                               ENDED                               ENDED                    OCTOBER 29, 2003
                                            DECEMBER 31,                        DECEMBER 31,                (INCEPTION) TO
                                       2005              2004              2005              2004          DECEMBER 31, 2005
                                   ------------      ------------      ------------      ------------      -----------------
                                                      (RESTATED)                          (RESTATED)

REVENUES                           $         --      $         --      $         --      $         --      $              --
                                   ------------      ------------      ------------      ------------      -----------------

EXPENSES
   General and administrative:
        Consulting Fees                      --                --                --                --                 58,501
        Other                            31,954            11,094           112,462            23,199                221,834
   Research & Development                 4,085                --             5,989                --                 73,809
                                   ------------      ------------      ------------      ------------      -----------------

   Total expenses                        36,038            11,094           118,451            23,199                354,144
                                   ------------      ------------      ------------      ------------      -----------------

NET (LOSS)                         $    (36,038)     $    (11,094)     $   (118,451)     $    (23,199)     $        (354,144)
                                   ============      ============      ============      ============      =================

NET (LOSS) PER SHARE                          *                 *                 *                 *
                                   ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING          40,371,681        34,717,333        40,371,681        34,717,333
                                   ============      ============      ============      ============

*  less than $.01 per share

                        SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS






                                                        ARMOR ELECTRIC, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)


                                                                                                                  CUMULATIVE FROM
                                                                                                                     OCTOBER 29,
                                                                                   SIX MONTHS                           2003
                                                                                      ENDED                        (INCEPTION) TO
                                                                                   DECEMBER 31,                      DECEMBER 31,
                                                                           2005                   2004                  2005
                                                                     -----------------      -----------------     -----------------
                                                                                      (RESTATED)
OPERATING ACTIVITIES
        Net (loss) from operations                                   $        (118,451)     $         (23,199)    $        (354,144)

        Adjustments to reconcile net (loss) to net cash
         provided (used) by operating activities:
              Common Stock issued for Services                                      --                     --                93,501
              Contributions to capital                                           2,100                 13,330                69,610

        Changes in operating assets and liabilities:
             (Decrease) in state income tax payable                             (1,600)                   800                    --
             Increase in accounts payable                                       10,282                  2,499                 9,756
             (Decrease) in trust funds                                              --                    553
             (Increase) in prepaid expenses                                     (6,528)                (6,528)
              Increase in accrued payroll                                       12,600                  6,625                16,200
                                                                     -----------------      -----------------     -----------------

        Total adjustments                                                       16,854                 23,254               183,092
                                                                     -----------------      -----------------     -----------------

         NET CASH PROVIDED (USED BY) OPERATING ACTIVITIES                     (101,597)                    55              (171,052)
                                                                     -----------------      -----------------     -----------------

INVESTING ACTIVITIES:
         Shareholder advances - Advanced royalties                             (21,000)                    --              (285,796)
                                                                     -----------------      -----------------     -----------------

         NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                      (21,000)                    --              (285,796)
                                                                     -----------------      -----------------     -----------------

FINANCING ACTIVITIES
         Proceeds from sale of common stock, net                                35,000                     --               477,819
         Increase (Decrease) in accounts payable - related party               (10,000)                    --               (10,868)
                                                                     -----------------      -----------------     -----------------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                              25,000                     --               466,951
                                                                     -----------------      -----------------     -----------------

         NET INCREASE IN CASH                                                  (97,597)                    55                10,103

         CASH, BEGINNING OF PERIOD                                             107,700                     --                    --
                                                                     -----------------      -----------------     -----------------

         CASH, END OF PERIOD                                         $          10,103      $              55     $          10,103
                                                                     =================      =================     =================



SUPPLEMENTAL CASH INFORMATION
                  Income Taxes Paid                                  $           1,600                            $           1,600
                                                                     =================                            =================

SUPPLEMENTAL NON-CASH INFORMATION
                  Common Stock Subscribed,10,000 shares                                                           $           1,000
                  Common Stock Subscription receivable                                                                       (1,000)
                                                                                                                  -----------------
                                                                                                                  $              --
                                                                                                                  =================

                  Common stock issued for legal service retainer
                  held in escrow, 300,000 shares                                                                  $          34,500
                                                                                                                  =================

                  Accrued liquidating damages to sharholders         $          64,991                            $          64,991
                                                                     =================                            =================


                                           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS






                                                        ARMOR ELECTRIC, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                                 STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                        (Deficit)
                                                             Common                                    Accumulated
                           Common Stock                      Stock          Shares     Shareholder       During            Total
                      ----------------------    Paid-in    Subscription    Held in       Advanced      Development     Stockholders'
                        Shares       Amount     Capital     Receivable      Escrow       Royalty          Stage            Equity
                      ----------    --------   --------    -----------    ---------    -----------     -----------      -----------
Inception,
  Oct 30, 2003,
  Stock issued
  for services
  @ $.001 per              1,000    $      1   $     --    $        --                                 $        --      $         1

April 21, 2004
  Stock issued
  for services
  @ $0.001 per
  share               20,999,000      20,999          1                                                                      21,000

Contributed
  Capital                                        15,232                                                                      15,232

Net (Loss),
  for the
  period ended
  April 27, 2004                                                                                           (37,033)         (37,033)
                      ----------    --------   --------    -----------    ---------    -----------     -----------      -----------

BALANCE,
  APRIL 27, 2004      21,000,000      21,000     15,233                                                    (37,033)            (800)

Recapitalization,
  April 27, 2004      13,717,333      13,717    (34,558)                                                        --          (20,841)

Contributed
  Capital                                         3,308                                                                       3,308

Net (loss)
  for period                                                                                                (9,308)          (9,308)
                      ----------    --------   --------    -----------    ---------    -----------     -----------      -----------

BALANCE,
  JUNE 30, 2004
  (RESTATED)          34,717,333      34,717    (16,017)                                                   (46,341)         (27,641)

Shares issued
  October 15, 2004
  @ $0.25 for
  marketing
  consulting
  services               150,000         150     37,350                                                                      37,500

Shares issued
  January 21,
  2005 to escrow
  @ $0.115 per
  share                  300,000         300     34,200                     (34,500)                                             --

 Shares issued
  January 21, 2005
  @ $.115 per
  share for legal        304,348         304     34,696                                                                      35,000

Shares issued
  February 4, 2005
  for cash at
  $.10 per share         300,000         300     29,700                                                                      30,000

Shares issued
  February 8, 2005
  for cash at
  $.10 per share       1,050,000       1,050    103,950                                                                     105,000

Shares issued
  February 9, 2005
  for cash at
  $.10 per share         100,000         100      9,900                                                                      10,000

Shares issued
  February 16, 2005
  for cash at
  $.10 per share         350,000         350     34,650                                                                      35,000

Shares issued
  February 17, 2005
  for cash at
  $.10 per share         350,000         350     34,650                                                                      35,000
(CONTINUED)

                                           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS






                                                        ARMOR ELECTRIC, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)


                                                                                                        (Deficit)
                                                             Common                                    Accumulated
                           Common Stock                      Stock         Shares     Shareholder       During            Total
                      ----------------------    Paid-in    Subscription    Held in      Advanced       Development     Stockholders'
                        Shares       Amount     Capital     Receivable      Escrow      Royalty           Stage            Equity
                      ----------    --------   --------    -----------    ---------    -----------     -----------      -----------
Shares issued
  February 18, 2005
  for cash at
  $.10 per share         100,000         100      9,900                                                                      10,000

Shares issued
  February 20, 2005
  for cash at
  $.10 per share         100,000         100      9,900                                                                      10,000

Shares issued
  February 22, 2005
  for cash at
  $.10 per share       2,600,000       2,600    257,400                                                                     260,000

Shares issued
  February 28, 2005
  for cash at
  $.10 per share         100,000         100      9,900                                                                      10,000

Shares issued
  March 4, 2005
  for cash at
  $.10 per share          40,000          40      3,960                                                                       4,000

Common stock
  subscribed,
  March 4, 2005 at
  $.10 per share          10,000          10        990                                                                       1,000

Shares issued
  May 20, 2005
  for cash at
  $.10 per share         100,000         100      9,900                                                                      10,000

Common stock
  subscription
  receivable                                                    (1,000)                                                      (1,000)

Stock offering
  costs                                         (76,182)                                                                    (76,182)

   Shareholder
     Advanced
     Royalties                                                                            (264,795)                        (264,795)

Contributed
  Capital                                        48,970                                                                      48,970

Net (loss)
  for period                                                                                              (189,352)        (189,352)
                      ----------    --------   --------    -----------    ---------    -----------     -----------      -----------

BALANCE,
  JUNE 30, 2005
  (RESTATED)          40,671,681      40,671    577,818         (1,000)     (34,500)      (264,795)       (235,693)          82,501
  (UNAUDITED)
Contributed
  Capital                                         2,100                                                                       2,100

Adjustment to
  Stock offering
  costs                                          35,000                                                                      35,000

 Liquidating
  Damages                                       (64,991)                                                                    (64,991)

   Shareholder
     Advanced
     Royalties                                                                             (21,000)                         (21,000)

Net (loss)
  for six months                                                                                          (118,451)        (118,451)
                      ----------    --------   --------    -----------    ---------    -----------     -----------      -----------

BALANCE,
  DECEMBER 31, 2005   40,671,681    $ 40,671   $549,927    $    (1,000)   $ (34,500)   $  (285,795)    $  (354,144)     $   (84,841)
                      ==========    ========   ========    ===========    =========    ===========     ===========      ===========
(UNAUDITED)


                                           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                                  F-4

                              ARMOR ELECTRIC, INC.

Notes to Financial Statements (unaudited)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of December 31, 2005 and the results of its operations and cash flows for the three and six months ended December 31, 2005 and 2004 have been made. Operating results for the six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ended June 30, 2006.

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

NOTE 2 - SUBSEQUENT EVENTS

JOINT VENTURE AGREEMENT

On January 12, 2006, the Company entered into a Letter of Intent to form a Joint Venture Company, ( JVC), with Nu Pow'r, LLC (Nu Pow'r) in which Armor will be responsible for all capitalization and administrative management.

On January 17, 2006, the Company entered into a Joint Venture Agreement with Nu Pow'r to form a JVC. The formation agreement includes commitments for contributions from both Companies. The Company will be responsible for initial capitalization of $250,000 and on-going responsibility for providing Operational as well as Research and Development capital as necessary. The agreement also provides for payments to Nu Pow'r for EPS (Electric Propulsion System) Technologies totaling $5,000,000 paid to Nu Pow'r in cash payments and $5,000,000 for 50% equity in the JVC. The payment schedule for the $5,000,000 to the JVC is as follows; a payment of $50,000 payable on January 13, 2006, this payment has been made; a payment of $50,000 upon execution of the JVC agreement; a payment of $150,000 between January 17 and April 1, 2006 as needed for operations of the JVC.

When all these payments have been made the Company will receive a 25% equity interest in the JVC, and receive an option to get an additional 25% equity interest for an additional payment of $250,000. The balance of $4,750,000 ( $4,500,000, respectively) will be paid through a percentage of 25% of gross profits from sales. The Company will be responsible for Marketing and Sales of products for the JVC, as well as Administrative services. The agreement also provides for profit distributions for a specific contract identified as "BIMO". Net profit distributions from BIMO will be split 33.33% each between Nu Pow'r, Pinstripe Financial LLC (Pinstripe), a related party from whom the initial funding for the JVC will be derived, and the Company. All other net profits and net losses will be divided as to the equity interest owned at the time of distribution by the Joint Venture parties.

The JVC may be cancelled at any time by the mutual consent of all Joint
Venturers.

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

Nova acquired rights from Nu Age Electric Inc., to certain agreements between Nu

Age and a large manufacturer of bicycles and scooters, Hero Cycles in India, for the joint venture to manufacture and distribute many of the electric powered two and three wheel vehicles in India and for distribution from the Hero manufacturing facilities worldwide.

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

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------

The Company has incurred operating losses since its inception related primarily to development and general administration costs. During the three months ended December 31, 2005, the Company posted a loss of $36,038 and the Company has posted a cumulative loss of $354,144 since inception

The Company's main focus during the three months ended December 31, 2005 has been continued development of the marketing rights acquired from Nova Electric Systems Inc.

GENERAL & ADMINISTRATIVE EXPENSES
----------------------------------

General and administrative expenses were $31,954 during the three months ended December 31, 2005, The Company anticipates this will increase as operations increase.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

Since inception, the Company has financed its operations from private financing. The company has suffered recurring losses from operations and has a working capital deficiency of $84,842(current assets less current liabilities) as of December 31, 2005.

FINANCING
----------

The Company's capital requirements have not been significant in the past but the Company anticipates it will increase as development and product launch begins.

CASH REQUIREMENTS AND NEED FOR ADDITIONAL FUNDS

In order to develop the Company's marketing strategy and launch its product, the Company anticipates it will require approximately $100,000 in the coming year for general and administrative expenses as well as a minimum of $250,000 to meets its obligations under the Joint Venture agreement, dated January 17, 2006, with Nu Pow'r, to earn a 25% interest in the Joint Venture Company (JVC). Beyond that the Company may earn an additional 25% interest in the JVC upon the payment of an additional $250,000. However only the initial $250,000 must be paid in installments by April 1, 2006, the next $250,000 can be paid at any time during the term of the agreement. The $100,000 for general and administrative expenses could be provided through additional financing by way of private placements such as the Company has done in the past. The $250,000 for the JVC will be financed in cooperation with Pinstripe Financial LLC, which has made a commitment, and has been rewarded with a percentage of the profits on a certain sales contract referenced in Joint Venture agreement. The Company is confident that it will successfully raise the total $250,000 cash payments required under the JV agreement in cooperation with Pinstripe.


ITEM 3.  CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of December 31, 2005 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2005 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

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

------------------------------------

(1) Previously filed as an exhibit to the Company's Form 10-SB as filed on January 6, 2003

(2) Previously filed as an exhibit to the Company's Form 10-KSB as filed on October 15, 2004


(b) Reports on Form 8-K filed during the three months ended December 31, 2005.

         No Current Reports on Form 8-K were filed during the three months ended December 31, 2005

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  February 21, 2006                    ARMOR ELECTRIC INC.


                                            /S/ Merrill Moses
                                            ------------------------------------
                                            Merrill Moses
                                            President