Form 10QSB
period 2006-03-31
Armor Electric, Inc.
filed 2006-05-22
CIK 1211768

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2006

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

                                 (858) 720-0123
                           (Issuer's telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, $0.001 par value                     40,671,681
               (Class)                    (Outstanding as of March 31, 2006)

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                              ARMOR ELECTRIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)


                                TABLE OF CONTENTS


Part I   Financial Information                                              Page

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets
         March 31, 2006 (unaudited) and  June 30, 2005 .....................  2

         Unaudited Condensed Consolidated Statements of Operations
         for the three and nine months ended March 31, 2006 and 2005, and cumulative from inception on October 29, 2003 through
         March 31, 2006  ...................................................  3

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the nine months ended March 31, 2006 and 2005, and
         cumulative from inception on October 29, 2003 through
         March 31, 2006  ...................................................  4

         Statements of Stockholders' equity for the period from
         from inception on October 29, 2003 through March 31, 2006 .........  5

         Notes to Consolidated Financial Statements (unaudited) ............  6

Item 2.  Management's Discussion and Analysis or Plan of Operation.......... 11

Item 3.  Controls and Procedures............................................ 12

Part II  OTHER INFORMATION

Item 1.  Legal Proceedings.................................................. 13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........ 13

Item 3.  Defaults upon Senior Securities.................................... 13

Item 4.  Submission of Matters to a Vote of Security Holders................ 13

Item 5.  Other Information.................................................. 13

Item 6.  Exhibits and Reports on Form 8-K................................... 13

Signatures.................................................................. 14

                                  ARMOR ELECTRIC, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)
                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                MARCH 31,     JUNE 30,
                                                                  2006          2005
                                                               ----------    ----------
                                                               (unaudited)
                                        ASSETS
                                        ------

Current Assets

   Cash in bank                                                $      742    $  107,700
   Prepaid Expenses                                                 4,204             -
                                                               ----------    ----------

                                                               $    4,946    $  107,700
                                                               ==========    ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIT
                     --------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                            $   10,282    $        -
   State income tax payable                                             -         1,600
   Accrued legal fees-related party                                     -        10,000
   Shareholder Loan                                               228,557             -
   Accrued liquidating damages                                     64,991             -
   Accrued payroll                                                 36,700        13,600
                                                               ----------    ----------

   Total Current Liabilities                                      340,530        25,200
                                                               ----------    ----------

STOCKHOLDERS' EQUITY DEFICIT

Preferred stock, $.001 par value, 10,000,000
  shares authorized, none issued                                        -             -

Common stock, par value $.001, 100,000,000 shares
authorized, 40,671,681 issued and 40,371,681 outstanding           40,671        40,671
Common stock subscription receivable                               (1,000)       (1,000)
Paid in capital                                                   551,927       577,818
(Deficit) accumulated during the development stage               (606,886)     (235,693)
Shareholder - Advanced royalties                                 (285,795)     (264,795)
Shares held in escrow                                             (34,500)      (34,500)
                                                               ----------    ----------

Total Stockholders' Equity (Deficit)                             (335,583)       82,501
                                                               ----------    ----------

                                                               $    4,946    $  107,700
                                                               ==========    ==========

                     SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                           2

                                            ARMOR ELECTRIC, INC.
                                      (A DEVELOPMENT STAGE ENTERPRISE)
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (unaudited)


                                                                                                  CUMULATIVE
                                             THREE MONTHS                 NINE MONTHS                FROM
                                                ENDED                        ENDED             OCTOBER 29, 2003
                                               MARCH 31,                    MARCH 31,           (INCEPTION) TO
                                          2006          2005           2006        2005         MARCH 31, 2006
                                      --------------------------   --------------------------   --------------
REVENUES                              $         -    $         -   $         -    $         -    $         -
                                      --------------------------   --------------------------    -----------

EXPENSES
   General and administrative:
        Consulting Fees                       350         62,596           350         62,596         58,851
        Other                              23,959         22,289       136,296         45,488        245,668
   Research & Development                 228,558         38,420       234,547         38,420        302,367
                                      --------------------------   --------------------------    -----------

   Total expenses                         252,867        123,305       371,193        146,504        606,886
                                      --------------------------   --------------------------    -----------

NET (LOSS)                            $  (252,867)   $  (123,305)  $  (371,193)   $  (146,504)   $  (606,886)
                                      ==========================   ==========================    ===========

NET (LOSS) PER SHARE                  $     (0.01)          *      $     (0.01)           *
                                      ==========================   ==========================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING            40,371,681     38,555,014    40,371,681     36,046,560
                                      ==========================   ==========================

* less than $.01 per share


                               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                      3

                                           ARMOR ELECTRIC, INC.
                                     (A DEVELOPMENT STAGE ENTERPRISE)
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)

                                                                                            CUMULATIVE FROM
                                                                                              OCTOBER 29,
                                                                         NINE MONTHS              2003
                                                                            ENDED            (INCEPTION) TO
                                                                          MARCH 31,             MARCH 31,
                                                                      2006          2005          2006
                                                                   ----------    ----------    ----------
OPERATING ACTIVITIES
     Net (loss) from operations                                    $ (371,193)   $ (146,504)   $ (606,886)

     Adjustments to reconcile net (loss) to net cash
     provided (used) by operating activities:
           Common Stock issued for Services                                 -        35,000        93,501
           Contributions to capital                                     4,100        18,880        71,610

     Changes in operating assets and liabilities:
          (Decrease) in state income tax payable                       (1,600)          800             -
          Increase in accounts payable                                 10,282             -         9,756
          (Decrease) in trust funds                                         -                         553
          (Increase) in prepaid expenses                               (4,204)                     (4,204)
           Increase in accrued payroll                                 23,100         9,925        26,700
                                                                   ----------    ----------    ----------

     Total adjustments                                                 31,678        64,605       197,916
                                                                   ----------    ----------    ----------

        NET CASH PROVIDED (USED BY) OPERATING ACTIVITIES             (339,515)      (81,899)     (408,970)
                                                                   ----------    ----------    ----------

INVESTING ACTIVITIES:
     Shareholder advances - Advanced royalties                        (21,000)     (200,000)     (285,796)
                                                                   ----------    ----------    ----------

        NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES              (21,000)     (200,000)     (285,796)
                                                                   ----------    ----------    ----------

FINANCING ACTIVITIES
     Proceeds from sale of common stock, net                           35,000       449,000       477,819
     Increase (Decrease) in Shareholder Loan                          228,557                     228,557
     Increase (Decrease) in accounts payable - related party          (10,000)            -       (10,868)
                                                                   ----------    ----------    ----------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                      253,557       449,000       695,508
                                                                   ----------    ----------    ----------

       NET INCREASE IN CASH                                          (106,957)      167,101           742

       CASH, BEGINNING OF PERIOD                                      107,700             -             -
                                                                   ----------    ----------    ----------

       CASH, END OF PERIOD                                         $      742    $  167,101    $      742
                                                                   ==========    ==========    ==========


SUPPLEMENTAL CASH INFORMATION
              Income Taxes Paid                                    $    1,600                  $    1,600
                                                                   ==========                  ==========

SUPPLEMENTAL NON-CASH INFORMATION
              Common Stock Subscribed,10,000 shares                              $    1,000    $    1,000
              Common Stock Subscription receivable                                   (1,000)       (1,000)
                                                                                 ----------    ----------
                                                                                 $        -    $        -
                                                                                 ==========    ==========

              Common stock issued for legal service retainer
              held in escrow, 300,000 shares                                                   $   34,500
                                                                                               ==========

              Accrued liquidating damages to shareholders          $   64,991                  $   64,991
                                                                   ==========                  ==========

                              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                    4

                                                        ARMOR ELECTRIC, INC.
                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                                 STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                            (Deficit)
                                                                         Common                            Accumulated
                                          Common Stock                    Stock       Shares    Shareholder  During       Total
                                     ----------------------    Paid-in Subscription   Held in    Advanced  Development Stockholders'
                                       Shares      Amount      Capital  Receivable    Escrow     Royalty      Stage       Equity
                                     ----------  ----------  ---------- ----------  ----------  ---------- -----------  -----------
Inception, Oct 30, 2003,
Stock issued for services
@ $.001 per share                         1,000    $      1    $      -   $      -                            $      -    $       1

April 21, 2004 Stock issued
for services @ $0.001 per share      20,999,000      20,999           1                                                      21,000

Contributed Capital                                              15,232                                                      15,232

Net (Loss), for the period
ended April 27, 2004                                                                                           (37,033)     (37,033)
                                     ----------  ----------  ---------- ----------  ----------  ---------- -----------  -----------

BALANCE, APRIL 27, 2004              21,000,000      21,000      15,233                                        (37,033)        (800)

Recapitalization, April 27, 2004     13,717,333      13,717     (34,558)                                             -      (20,841)

Contributed Capital                                               3,308                                                       3,308

Net (loss) for period                                                                                           (9,308)      (9,308)
                                     ----------  ----------  ---------- ----------  ----------  ---------- -----------  -----------

BALANCE, JUNE 30, 2004 (RESTATED)    34,717,333      34,717     (16,017)                                       (46,341)     (27,641)

Shares issued October 15, 2004
@ $0.25 for marketing consulting
services                                150,000         150      37,350                                                      37,500

Shares issued January 21, 2005
to escrow @ $0.115 per share            300,000         300      34,200                (34,500)                                   -

Shares issued January 21, 2005
@ $.115 per share for legal
services provided                       304,348         304      34,696                                                      35,000

Shares issued February 4, 2005
for cash at $.10 per share              300,000         300      29,700                                                      30,000

Shares issued February 8, 2005
for cash at $.10 per share            1,050,000       1,050     103,950                                                     105,000

Shares issued February 9, 2005
for cash at $.10 per share              100,000         100       9,900                                                      10,000

Shares issued February 16, 2005
for cash at $.10 per share              350,000         350      34,650                                                      35,000

Shares issued February 17, 2005
for cash  at $.10 per share             350,000         350      34,650                                                      35,000

Shares issued February 18, 2005
for cash at $.10 per share              100,000         100       9,900                                                      10,000

Shares issued February 20, 2005
for cash at $.10 per share              100,000         100       9,900                                                      10,000

Shares issued February 22, 2005
for cash at $.10 per share            2,600,000       2,600     257,400                                                     260,000

Shares issued February 28, 2005
for cash at $.10 per share              100,000         100       9,900                                                      10,000

Shares issued March 4, 2005 for
cash at $.10 per share                   40,000          40       3,960                                                       4,000

Common stock subscribed, March 4,
2005 at $.10 per share                   10,000          10         990                                                       1,000

Shares issued May 20, 2005 for
cash at $.10 per share                  100,000         100       9,900                                                      10,000

Common stock subscription receivable                                        (1,000)                                          (1,000)

Stock offering costs                                            (76,182)                                                    (76,182)

Shareholder Advanced Royalties                                                                    (264,795)                (264,795)

Contributed Capital                                              48,970                                                      48,970

Net (loss) for period                                                                                         (189,352)    (189,352)
                                     ----------  ----------  ---------- ----------  ----------  ---------- -----------  -----------

BALANCE, JUNE 30, 2005, (UNAUDITED)  40,671,681      40,671     577,818     (1,000)    (34,500)   (264,795)   (235,693)      82,501

Contributed Capital                                               4,100                                                       4,100

Adjustment to Stock offering costs                               35,000                                                      35,000

Liquidating Damages                                             (64,991)                                                    (64,991)

Shareholder Advanced Royalties                                                                     (21,000)                 (21,000)

Net (loss) for nine months                                                                                    (371,193)    (371,193)
                                     ----------  ----------  ---------- ----------  ----------  ---------- -----------  -----------

BALANCE, MARCH 31, 2006, (UNAUDITED) 40,671,681    $ 40,671   $ 551,927   $ (1,000)  $ (34,500) $ (285,795) $ (606,886)  $ (335,583)
                                     ==========  ==========  ========== ==========  ==========  ========== ===========  ===========

                                           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                                  5

                              ARMOR ELECTRIC, INC.

Notes to Financial Statements (unaudited)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2006 and the results of its operations and cash flows for the three and nine months ended March 31, 2006 and 2005 have been made. Operating results for the nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended June 30, 2006.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

As of March 31, 2006, the Company paid $285,795 towards its commitment to pay a $650,000 advance royalty to Nu Age Electric, Inc., in connection with the acquisition of certain marketing rights. Advance royalties are classified as a contra equity account since the amount paid is to the majority owner of the outstanding common stock of Armor.

The Company also accrued payroll for shareholders of the company in the amount of $10,500, for the quarter ended March 31, 2006. One of the same shareholders also contributed office rent to the company in the amount of $2,000 for the three months ending March 31, 2006.

The President of the Company loaned $228,557 to the Company as of March 31, 2006. He subsequently loaned the Company an additional $45,000 through April 14, 2006.


NOTE 4 - THREATENED LITIGATION

In August 2005 the Company received two letters from two law firms representing two of the shareholders who purchased common stock in a private placement in March 2005. The shareholders had threatened litigation concerning unpaid liquidating damages, as further described below in Note 6 of the Notes to financial statements, along with related legal fees and costs. The shareholders have decided not to pursue litigation.


NOTE 5 - LITIGATION

Armor was a defendant in a small claims court action in the Province of British Columbia on May 16, 2002, involving two Plaintiffs alleging a $5,000 deposit was not returned to them, which was intended to apply towards the purchase of common stock of the Company, which was never issued. Armor claims that no amount was ever received from plaintiffs and filed a response on June 20, 2002, disputing all allegations. In the opinion of Company counsel, the claim is a nuisance lawsuit and is confident no liability will result on its behalf. As a jester of goodwill, the company paid the two defendants a total of $5,500 to settle this matter.

NOTE 6 - LIQUIDATING DAMAGES

In 2005, the Company agreed to file a registration statement on form SB-2 to register its two private placements of common stock. A provision of the Securities Purchase Agreement for several shareholders of one private placement was for liquidating damage of 2% per month on $360,000 to be paid to them in the event the registration statement did not become effective as of May 17, 2005, which it did not. Since the Company took the position that the wording for this provision of the agreement was ambiguous, it did not record as of June 30, 2005, the approximately $3,000 applicable to that provision at that date. Subsequently, the Company voluntarily withdrew its registration statement on Form SB-2.

As a result of settling the aforementioned threatened litigation, the Company agreed to pay the liquidating damages in consideration of the shareholders relinquishing their lawsuit. As of September 30, 2005 a total of $64,991 was incurred and accrued and is outstanding as of March 31, 2006.


NOTE 7 - JOINT VENTURE AGREEMENT

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

The payment schedule for the first $250,000 to the JVC is as follows; a payment of $50,000 payable on January 13, 2006, this payment has been made; a payment of $50,000 upon execution of the JVC agreement; a payment of $150,000 between January 17 and April 1, 2006 as needed for operations of the JVC. When all these payments have been made the Company will receive a 25% equity interest in the JVC, and receive an option to get an additional 25% equity interest for an additional payment of $250,000. The balance of $4,750,000 ( $4,500,000, respectively) will be paid through a percentage of 25% of gross profits from sales.

The Company will be responsible Marketing and Sales of products for the JVC, as well as Administrative services. The agreement also provides for profit distributions for a specific contract identified as "BIMO". Net profit distributions from BIMO will be split 33.33% between Nu Pow'r, Pinstripe Financial LLC (Pinstripe), a party from whom the initial funding for the JVC will be derived, and the Company. All other net profits and net losses will be divided as to the equity interest owned at the time of distribution by the Joint Venture parties.

The JVC may be cancelled at any time by the mutual consent of all Joint
Venturers.

The Joint Venture is being treated as a VIE entity (Variable Interest Entity) since all of the financing and investment is to come from the Company which will ultimately own a 50% interest therein. No other Venturer is financially responsible for an equity interest or has any commitment for financing the operations of the Joint Venture. Accoringly, the Joint Venture was consolidated in the accompanying financial statements.

NOTE 8 - SUBSEQUENT EVENT

DEBT AND EQUITY FINANCING

In April 2006, the Company entered into an agreement with three private entities which provides, among other things, that it receive bridge financing relating to a 10.25%, secured convertible debenture totaling up to $600,000. Of that total, $215,000 was received as of April 26, 2006. The second amount of $150,000 is to be funded no later than five days after the Company completes a Registration Statement (Form SB-2), and provides reasonable proof that the BIMO order has been achieved. The third amount of $235,000, no later than five days after the Registration Statement has been declared effective. Total fees of approximately $68,000 are to be withheld from the total disbursements indicated; $50,000 for the security holders and legal fees of $18,000, leaving the Company with a net amount of $532,000.

Each holder shall also be presented with a warrant to purchase shares of the Company's Common Stock equal in amount to the loan value received divided by the share price of $0.12. In the first installment, the Company granted warrants to each entity for 597,222 shares. When the second installment is received the company will grant the warrant for the second and third installment as a condition of that closing.

The Holders are entitled, at their option, to convert, and sell on the same day, at any time and from time to time, until payment in full of this Debenture, all or any part of the principal amount of the Debenture into shares (the "Conversion Shares") of the Company's common stock, par value US$.001 per share ("Common Stock"), at the price per share (the "Conversion Price") of $0.12.

The Company shall make annual interest payments to each holder, on each conversion date (as to the principal amount being converted) and on the maturity date. The interest shall be calculated on a 360 day basis and will accrue daily.

The Warrants shall have "piggy-back" and demand registration rights and shall survive for seven (7) years from the Closing Date. All of the Company's assets will collateralize the convertible security on a first priority basis. The note can be called should the Company become insolvent.


REGISTRATION STATEMENT

The Company has also agreed to file a Registration Statement (SB-2) for the above Secured Convertible Debentures Shares and Warrants. The effective date of the SB-2 is to be before 180 days from closing, and the filing date of the SB-2 shall be before 120 days after closing. If the Company does not comply with the above deadlines Liquidating Damages will become due for failure to file the Registration Statement timely.

CONVERTIBLE DEBENTURE - RELATED PARTY

During the past several years the current President of the Company, personally or through entities he controlled, principally Pinstripe Financial LLC, (Pinstripe) funded the major shareholder of the Company, NuAge and its president, and its now current Joint Venture partner, Nu Pow'r, in their respective research and development of advanced electric propulsion systems. A major portion of this funding predates the Nova/Armor merger on April 27, 2004. The president estimates that approximately $500,000 has been advanced to date of which $273,557 was advanced from June 2005 through April 14, 2006. The Pinstripe advances of $273,557 are being treated as advances to Armor, who in turn advanced the funds to the JV on behalf of the Company. Because of the funding provided by Pinstripe, it is to ultimately receive a convertible debenture and warrants for the $273,557 of advances. The debenture and warrants will be similar in description to the debenture and warrants issued to the three private parties mentioned above.. Funding prior to June 2005 by the President had no formal repayment agreements and is not intended to be repaid.

As of March 31, 2006, the advances by Pinstripe to Armor and the related investment by Armor in the JV amounted to $228,557, which are classified as research and development expense in the accompanying consolidated financial statements.

Pinstripe entered into an agreement on April 26, 2006, to assign ratably, 40% of its 33 1/3 % interest it received for its funding in any contracts provided to the Joint Venture by Bimoelectric, SA de CV and its affiliates, to three parties who entered into a securities purchase agreement with the Company on April 26, 2006, as further described above. The assignment will become effective upon Pinstripe receiving disbursements from its net profits interest in the BIMO contract in the Joint Venture totaling $273,557.

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

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------

The Company has incurred operating losses since its inception related primarily to development and general administration costs. During the three months ended March 31, 2006, the Company posted a loss of $252,867 and the Company has posted a cumulative loss of $606,886 since inception

The Company's main focus during the three months ended March 31, 2006 has been continued development of the marketing rights acquired from Nova Electric Systems Inc.

GENERAL & ADMINISTRATIVE EXPENSES
----------------------------------

General and administrative expenses were $24,309 during the three months ended March 31, 2006, The Company anticipates this will increase as operations increase.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

Since inception, the Company has financed its operations from private financing. The company has suffered recurring losses from operations and has a working capital deficiency of $335,584 (current assets less current liabilities) as of March 31, 2006.

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

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August 2005 the Company received two letters from two law firms representing two of the shareholders who purchased common stock in a private placement in March 2005. The shareholders had threatened litigation concerning unpaid liquidating damagesalong with related legal fees and costs. The shareholders have since decided not to pursue litigation.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On January 30, 2006, the Company entered into a Joint Venture Agreement (JV), effective January 17. 2006, with NU POW'R LLC to provide the technology for production of electronic propulsion systems. Pursuant to the JV the Company will provide the capitalization and administration and NU POW'R will be responsible for the technology, engineering and management of operations. The Company will issue a convertible note to a private company to receive the first required capital of $150,000 for this project.

On January 31, 2006, the Company announced the transfer of a contract to the JV with NU POW'R. The contract is for the production of 42,000 units to supply electric power propulsion to three wheel taxi cab vehicles for a taxi cab company in Mexico City.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1.1(1)  Articles of Incorporation dated June 5, 1998
         3.1.2(1)  Articles of Amendment dated August 31, 1999
         3.1.3(2)  Articles of Amendment dated June 4, 2004
         3.2(1)    Bylaws
         10.1      Joint Venture Agreement between Armor Enterprises, Inc. and
                   NU POW'R LLC dated effective January 17, 2006.
         10.2      Agreement between Nova Electric Systems and Nu Age Electric
                   Systems dated effective April 19, 2004
         31.1      Section 302 Certification
         32.1      Section 906 Certification of CEO
         32.2      Section 906 Certification of CFO

------------------------------------
(1) Previously filed as an exhibit to the Company's Form 10-SB as filed on January 6, 2003
(2) Previously filed as an exhibit to the Company's Form 10-KSB as filed on October 15, 2004

(b) Reports on Form 8-K filed during the three months ended March 31, 2006.

         No Current Reports on Form 8-K were filed during the three months ended March 31, 2006

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 22, 2006                     ARMOR ELECTRIC INC.


                                            /S/ Merrill Moses
                                            ------------------------------------
                                            Merrill Moses
                                            President