Form 10QSB/A
period 2006-03-31
Armor Electric, Inc.
filed 2006-05-23
CIK 1211768

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A



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

                                 (858) 720-0123
                           (Issuer's telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


    Common Stock, $0.001 par value                     40,371,681
               (Class)                    (Outstanding as of March 31, 2006)


Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                              ARMOR ELECTRIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)


                                TABLE OF CONTENTS


Part I   Financial Information                                              Page

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets
         March 31, 2006 (unaudited) and  June 30, 2005 .....................  2

         Unaudited Condensed Consolidated Statements of Operations
         for the three and nine months ended March 31, 2006 and 2005, and cumulative from inception on October 29, 2003 through
         March 31, 2006  ...................................................  3

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the nine months ended March 31, 2006 and 2005, and
         cumulative from inception on October 29, 2003 through
         March 31, 2006  ...................................................  4

         Consolidated Statements of Stockholders' equity (deficit) for the period from from inception on October 29, 2003 through
         March 31, 2006 ....................................................  5

         Notes to Consolidated Financial Statements (unaudited) ............  6

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

STOCKHOLDERS' EQUITY (DEFICIT)

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

* less than $.01 per share


                               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                      3

                                           ARMOR ELECTRIC, INC.
                                     (A DEVELOPMENT STAGE ENTERPRISE)
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)

                                                                                            CUMULATIVE FROM
                                                                                              OCTOBER 29,
                                                                         NINE MONTHS              2003
                                                                            ENDED            (INCEPTION) TO
                                                                          MARCH 31,             MARCH 31,
                                                                      2006          2005          2006
                                                                   ----------    ----------    ----------
OPERATING ACTIVITIES
     Net (loss) from operations                                    $ (371,193)   $ (146,504)   $ (606,886)

     Adjustments to reconcile net (loss) to net cash
     provided (used) by operating activities:
           Common Stock issued for Services                                 -        35,000        93,501
           Contributions to capital                                     4,100        18,880        71,610

     Changes in operating assets and liabilities:
          (Decrease) in state income tax payable                       (1,600)          800             -
          Increase in accounts payable                                 10,282             -         9,756
          (Decrease) in trust funds                                         -                         553
          (Increase) in prepaid expenses                               (4,204)                     (4,204)
           Increase in accrued payroll                                 23,100         9,925        26,700
                                                                   ----------    ----------    ----------

     Total adjustments                                                 31,678        64,605       197,916
                                                                   ----------    ----------    ----------

        NET CASH PROVIDED (USED BY) OPERATING ACTIVITIES             (339,515)      (81,899)     (408,970)
                                                                   ----------    ----------    ----------

FINANCING ACTIVITIES
     Proceeds from sale of common stock, net                           35,000       449,000       477,819
     Increase (Decrease) in Shareholder Loan                          228,557                     228,557
     Shareholder advances - Advanced royalties                        (21,000)     (200,000)     (285,796)
     Increase (Decrease) in accounts payable - related party          (10,000)            -       (10,868)
                                                                   ----------    ----------    ----------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                      232,557       249,000       409,712
                                                                   ----------    ----------    ----------

       NET INCREASE IN CASH                                          (106,958)      167,101           742

       CASH, BEGINNING OF PERIOD                                      107,700             -             -
                                                                   ----------    ----------    ----------

       CASH, END OF PERIOD                                         $      742    $  167,101    $      742
                                                                   ==========    ==========    ==========


SUPPLEMENTAL CASH INFORMATION
              Income Taxes Paid                                    $    1,600                  $    1,600
                                                                   ==========                  ==========

SUPPLEMENTAL NON-CASH INFORMATION
              Common Stock Subscribed,10,000 shares                              $    1,000    $    1,000
              Common Stock Subscription receivable                                   (1,000)       (1,000)
                                                                                 ----------    ----------
                                                                                 $        -    $        -
                                                                                 ==========    ==========

              Common stock issued for legal service retainer
              held in escrow, 300,000 shares                                                   $   34,500
                                                                                               ==========

              Accrued liquidating damages to shareholders          $   64,991                  $   64,991
                                                                   ==========                  ==========

                              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                    4

                                                        ARMOR ELECTRIC, INC.
                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

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

The Joint Venture is being treated as a VIE entity (Variable Interest Entity) since all of the financing and investment is to come from the Company which will ultimately own a 50% interest therein. No other Venturer is financially responsible for an equity interest or has any commitment for financing the operations of the Joint Venture. Accordingly, the Joint Venture was consolidated in the accompanying financial statements.

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


REGISTRATION STATEMENT

The Company also agreed to file a Registration Statement (SB-2) for the above Secured Convertible Debenture Shares and Warrants. The effective date of the SB-2 is to be before 180 days from closing, and the filing date of the SB-2 shall be before 120 days after closing. If the Company does not comply with the above deadlines Liquidating Damages will become due for failure to file the Registration Statement timely.

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

CASH REQUIREMENTS AND NEED FOR ADDITIONAL FUNDS


In order to develop the Company's marketing strategy and launch its product, the Company anticipates it will require approximately $100,000 in the coming year for general and administrative expenses. Since the initial Joint Venture investment of $250,000 was paid in as of April 14, 2006, the next $250,000 can be paid at any time during the term of the agreement to allow the Company another 25% interest in the Joint Venture. The $100,000 for general and administrative expenses could be provided through additional financing by way of private placements such as the Company has done in the past. The $250,000 for the JVC was financed in cooperation with Pinstripe Financial LLC, which has made a commitment, and was rewarded with an interest in the net profits of the BLMO contract (as referenced in the Joint Venture Agreement).



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


Date: May 23, 2006                     ARMOR ELECTRIC INC.


                                            /S/ Merrill Moses
                                            ------------------------------------
                                            Merrill Moses
                                            President