Form 10QSB/A
period 2006-03-31
Armor Electric, Inc.
filed 2006-06-09
CIK 1211768

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-QSB/A
                                Amendment No. 2




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


Date: June 8, 2006                     ARMOR ELECTRIC INC.


                                            /S/ Merrill Moses
                                            ------------------------------------
                                            Merrill Moses
                                            President