Form 10KSB/A
period 2004-06-30
Armor Electric, Inc.
filed 2006-08-21
CIK 1211768

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 AMENDMENT NO. 3
                                   FORM 10-KSB


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

Item 4.   Submission of Matters of a Vote of Security Holders..............7

                                     Part II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters..............................................8

Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation...............................9

Item 7.   Financial Statements and Supplementary Data.....................14

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.............................14

Item 8A.  Controls and Procedures.........................................14

                                    Part III

Item 9.   Directors and Executive Officers of the Registrant,
          Compliance with Section 16(a) of the Act........................15

Item 10.  Executive Compensation..........................................16

Item 11.  Security Ownership of Certain Beneficial Owners and Management..17

Item 12.  Certain Relationships and Related Transactions..................18

                                     Part IV

Item 13.  Exhibits, Financial Statement Schedule and Reports on Form 8-K..18

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

Nu Age may also develop other products with Hero But Nu Age is required, by agreement with Armor, dated October 10th 2003, to give Armor the `first right' to produce and market these vehicles. Armor was assigned, by agreement, dated July 29th, 2004 full rights to enter into any agreement with Hero to manufacture any and all Armor products as Armor so may desire. These agreements have no termination date.

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

Armor has received inquiries for the use of the Armor electric powered vehicles and Armor will expand to these additional markets when Armor determines it is economically feasible to do so. To date, there have been no studies or costs related to any studies in this regard, only telephonic and email communications regarding these interests from other parties.

Armor, through Nu Age, has so far partnered with Heroa leader in their region, who will provide a synergistic relationship that enhances our capability and their exposure to exterior markets. Nu Age entered into `Strategic Partnership' agreements with the Hero companies in India for the R&D and manufacture of products submitted to Hero by Nu Age. Nu age assigned these agreements to Armor and Armor has developed prototype units with Hero.

According to Hero's website (http://www.herogroup.com/history.htm), Hero Group comprises of 20 companies, 300 ancillary suppliers, has deep market penetration with over 5,000 outlets, 23,000 + employees and has a turnover of US$ 3.20 billion (FY 2006).

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

Armor is currently developing electric powered vehicles to provide economic and non polluting transportation for the private sector and commercial sector and recreation vehicles. These can include, scooters, bicycles, ATV units, NEV units, go-karts, automobiles, small three wheel taxi cabs, larger three wheel taxi cabs, motorcycles and a number of toys for children.

2.   Recreation, Leisure and Riding Toys
----------------------------------------

A. We have entered into negotiations with Hero Motors of India, one of the largest manufacturers of two wheel vehicles in the world, to develop products designed to fill the market void for riding toys in the 7-14 year age bracket. They include a series of small electric powered motorcycles with full suspension, cushioned seats, and pneumatic tires. With a top speed is 15 MPH; we believe these products will fill the gap between the `Power Wheels' toy vehicles and youth motorcycles.

Also, in concert with Nu Age and Hero Motors, Armor has engineered and produced 30 proto-type electric powered `Mini Motorcycles' for use by children from the ages of 7 to 14 years. In conjunction with these Strategic Partners, Armor is also in process of developing electric powered scooters for children.

B. Nu Age developed two versions of the `Mini Motorcycles' with Hero of India and submitted the rights to further develop and market these units to Armor. Armor accepted the engineering of these units and paid for the R&D engineering costs to date for these units. They are now being tested for safety standards in the USA and acceptance by certain markets. We are currently working with Hero in the development of several recreation, leisure and riding toys.

We believe these prototype vehicles will appeal to the mid-youth and young adult markets. Both of these existing markets have sales in the millions of units per year. Our products will offer a medium power level, without the safety issues involved with high speed, flammable fuels, and hot exhaust pipes.

Hero Cycles Limited is a Guinness Book Record holder since 1986 as the world's largest manufacturer of bicycles, with annual sales volume of 5 million bicycles in FY 2006. (http://www.herogroup.com/achievement.htm)

3.   Defense
------------

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

In particular, the USA defense department has expressed an interest in the Armor electric powered ATV unit and the electric powered motocross dirt bike, which Armor is in the developmental stages with.

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

The electric vehicles tested to date have exceeded the range, speed and endurance with less recharge time of comparable products in the market today. For this reason, the Company believes Nova products are superior to current productswith the additional benefit over current propulsion systems of being environmentally friendly. However,there are still the issues of market acceptance and penetration to overcome. By seeking strategic alliances with proven leaders in diverse markets, we will need only to demonstrate that our solutions are indeed superior to the market makers.

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

RISK FACTORS

The business of the Company involves a number of risks and uncertainties that could cause actual results to differ materially from results projected in any forward-looking statement, or statements, made in this report. These risks and uncertainties are set forth below. The Company's securities are speculative and investment in the Company's securities involves a high degree of risk and the possibility that the investor will suffer the loss of the entire amount invested.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

There is doubt as to our ability to continue as a going concern based on our past operating losses and our independent auditor, in its report states: "the Company is in the development stage and has not commenced operations. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and/or achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern". There can be no assurances that the capital required to fulfill the business plan of the Company can be obtained on terms favorable to the Company.

BECAUSE WE ARE CURRENTLY A DEVELOPMENT STAGE COMPANY, WE HAVE NO PRODUCTS AVAILABLE FOR SALE OR USE AND MAY LACK THE FINANCIAL RESOURCES NEEDED TO BRING PRODUCTS TO MARKET.

The Company is in the business of developing certain manufacturing and distribution rights to electric vehicle and electric propulsion systems. The Company is in the development stage and currently has no products approved for sale or use. The Company may not be able to sell significant quantities of its product even if it is able to develop and commercially market products. The Company's long-term viability, growth, and profitability will depend upon successful development, commercialization and significant sales of the Company's future products.

BECAUSE WE HAVE A LIMITED OPERATING HISTORY ON WHICH AN EVALUATION OF OUR PROSPECTS CAN BE MADE, WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE THE DEMANDS REQUIRED OF A NEW BUSINESS IN THE ELECTRIC VEHICLE AND ELECTRIC PROPULSION SYSTEMS INDUSTRY.

The Company has a limited operating history upon which an evaluation of its prospects can be made. There can be no assurance that the Company will effectively execute its business plan or manage the growth of its business, or that the Company's future operating and financial forecast will be met. Future development and operating results will depend on many factors, including access to adequate capital, the development of marketable products, the demand for the Company's products, the level of product and price competition, the Company's success in setting up and expanding distribution channels, and whether the Company can control costs. Some of these factors are beyond the control of the Company. In addition, the Company's future prospects must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a new business in the electric vehicle and electric propulsion systems industry (the "Industry"), which is characterized by intense competition, rapid technological change, potential product liability and significant regulation.

BECAUSE WE HAVE A HISTORY OF LOSSES AND ANTICIPATE CONTINUED LOSSES THROUGH OUR DEVELOPMENT STAGE, WE MAY LACK THE FINANCIAL STABILITY REQUIRED TO CONTINUE OPERATIONS.

Since inception, the Company has suffered recurring losses and has not earned any revenues to date. The Company has incurred cumulative losses of $606,886 since inception. The Company has funded its operations through the issuance of common stock since inception, in order to meet its strategic objectives. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in completing the development and successful commercialization of products. There can be no assurance that the Company will ever achieve profitable operations.

BECAUSE THE LIFE CYCLE OF ELECTRONIC PRODUCTS ARE DIFFICULT TO PREDICT, EVEN IF WE WERE TO INTRODUCE A PRODUCT TO THE MARKET WE MAY NOT BE ABLE TO GAIN MARKET ACCEPTANCE OF THE PRODUCT.

The life cycle of the products that the Company plans to develop is difficult to predict. Failure to gain timely market acceptance of its products would have a material adverse effect on the Company's ability to generate revenue, and would have a material adverse effect on the Company's business, financial condition and results of operations.

BECAUSE WE ARE SIGNIFICANTLY SMALLER THAN THE MAJORITY OF OUR NATIONAL COMPETITORS WE MAY LACK THE FINANCIAL RESOURCES NEEDED TO CAPTURE MARKET SHARE.

The market in which the Company intends to operate is dominated by several large firms with established products, and the Company's success is dependant upon acceptance of its products by consumers as reliable, safe and cost-effective. It may be difficult or impossible for the Company to achieve such acceptance of its products in view of these market conditions. In addition, the Company's competitors are more financially stable than the Company and have significant resources for research, development and marketing available to them. Thus it is likely that they will be quicker to market than the Company, with products that will compete with the Company's potential products in the future. The Company's competitors already have established products on the market that would directly compete with any potential future products of the Company. Moreover, even if the Company successfully brings any product to market ahead of its competitors, established competitors could quickly bring products to market that would compete. Market acceptance of the Company's products may be influenced by new products or technologies that come to market, which could render the Company's products obsolete or prohibitively expensive.

BECAUSE WE HAVE NOT EARNED ANY REVENUES FROM OPERATIONS, OUR CAPITAL REQUIREMENTS HAVE BEEN MET THROUGH FINANCINGS AND IT IS NOT CERTAIN WE WILL BE ABLE TO CONTINUE TO FIND FINANCING TO MEET OUR OPERATING REQUIREMENTS.

The Company's capital requirements have been and will continue to be significant. The Company will be dependant on future financing to fund its research and development as well as other working capital requirements.

In the event that the Company's plans change, its assumptions change or prove inaccurate, or its capital resources prove to be insufficient to fund operations, the Company could be required to seek additional financing sooner than currently anticipated, or in greater amounts than is currently anticipated. Any inability to obtain additional financing when needed would have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or possibly cease its operations. In addition, any future equity financing may involve substantial dilution to the Company's existing shareholders.

BECAUSE OUR STOCK IS LISTED ON THE OTCBB AND NOT A LARGER OR MORE RECOGNIZED EXCHANGE, INVESTORS MAY FIND IT DIFFICULT TO SELL THEIR SHARES OR OBTAIN ACCURATE QUOTATIONS FOR SHARE PRICES.

The Company's common stock is listed on the OTCBB. Investors may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's common stock than would otherwise be the case were the Company's common stock listed on a more recognized stock exchange or quotation service.

BECAUSE OUR STOCK IS CONSIDERED PENNY STOCK, INVESTORS MAY FIND IT DIFFICULT TO SELL THEIR SHARES

Trading in the Company's common stock is currently subject to certain rules under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock." Penny stocks are generally non-Nasdaq equity securities with a market price less than $5.00 per share. The penny stock rules require broker-dealers selling penny stocks to make certain disclosures about such stocks to purchasers thereof, and impose sales practice restrictions on broker-dealers in certain penny stock transactions. The additional burdens imposed upon broker-dealers by these rules may discourage them from effecting transactions in the Company's common stock, which could limit the liquidity of the common stock and the ability of the Company's Security Holders to sell their stock in the secondary market.

BECAUSE WE RELY ON PROPRIETARY RIGHTS ASSIGNED FROM A THIRD PARTY AND IF WE HAVE TO LITIGATE THOSE RIGHTS, OUR EXPENSES COULD SUBSTANTIALLY INCREASE.

Our success and ability to compete depend, in part, on the protection of certain trade secrets assigned to us by Nu Age. In addition, our technology could infringe on patents or proprietary rights of others. We have not undertaken or conducted any comprehensive patent infringement searches or studies. If any third parties hold any conflicting rights, we may be required to stop making, using or selling our products or to obtain licenses from and pay royalties to others. In such event, we may not be able to obtain or maintain any such licenses on acceptable terms, if at all. We may need to engage in future litigation to protect trade secrets or to determine the validity and scope of proprietary rights of others, including customers. Further, it is unclear whether we will be able to independently protect the rights assigned to us by Nu Age. We may have to rely on Nu Age to protect any potential infringement and we cannot be certain Nu Age will be willing to do so. Any future litigation could result in substantial costs and diversion of resources and could materially and adversely affect our results of operations.


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

ITEM 8A. CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures(as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of June 30, 2004 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

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

Our officers concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, to the best knowledge of the Company as of September 20, 2004, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock (percentages are based on an 35,219,333 shares outstanding as of September 20, 2004:

NAME AND ADDRESS                        AMOUNT AND NATURE          PERCENT OF
OF BENEFICIAL OWNER                     OF BENEFICIAL OWNER        CLASS
-------------------                     -------------------        -----

NU AGE ELECTRICAL                       Common restricted           59.0%
SYSTEMS INC.                            21,000,000 shares
10610 Eagle Nest St.
Las Vegas, NV 89141

Cede & Co.                              7,459,300                  21%
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with the acquisition of marketing rights, $5,000 in legal fees were billed by the law firm who is a shareholder of Armor. In addition, Armor was indebted to this same shareholder for assumption of corporate expenses totalling $10,868 as of June 30, 2004.

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


Date: August 18, 2006                ARMOR ELECTRIC INC.

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

/s/ Merrill Moses                   Director               August 18, 2006
-----------------------
Merrill Moses


/s/ Cheryl Schertzer                Director               August 18, 2006
-----------------------
Cheryl Schertzer

/s/ LaRoy Orr                       Director               August 18, 2006
-----------------------
LaRoy Orr

                              ARMOR ELECTRIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (restated)


                                     ASSETS
                                   ----------
CURRENT ASSETS
    Funds held in trust by related party                            $ 553

                                                               -----------

         Total Assets                                               $ 553
                                                               ===========


                  LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

       Accounts payable                                             $ 526
       State income tax payable                                       800
       Accounts payable-related parties                            15,868
       Accrued payroll                                             11,000
                                                               -----------

       Total Current Liabilities                                   28,194
                                                               -----------

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value, 10,000,000
  shares authorized, none issued                                        -


Common stock, par value $.001, 100,000,000
  shares authorized, 34,717,333 issued and outstanding             34,717
Paid in capital                                                   (16,017)
(Deficit) accumulated during the development stage                (46,341)
                                                               -----------


Total Stockholders' Equity                                        (27,641)
                                                               -----------

                                                                     $ 553
                                                               ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              ARMOR ELECTRIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  October 29, 2003 (Inception) to June 30, 2004
                                   (restated)

REVENUES                                                           $         --
                                                                   ------------

EXPENSES
   General and administrative:
        Consulting Fees                                                  21,001
        Other                                                            18,340
   Research & Development                                                 7,000

   Total expenses                                                        46,341
                                                                   ------------

NET (LOSS)                                                         $    (46,341)
                                                                   ============

NET (LOSS) PER SHARE                                                          *
                                                                   ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                          34,717,333
                                                                   ============

*  less than $.01 per share


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              ARMOR ELECTRIC, INC.
                         ( a Development Stage Company)
                             STATEMENT OF CASH FLOW
                  October 29, 2003 (Inception) to June 30, 2004
                                   (restated)


OPERATING ACTIVITIES
         Net (loss) from operations                                    $(46,341)
              Common Stock issued for Services                           21,001
              Contributions to capital                                   18,540
        Adjustments to reconcile net (loss) to net cash (used)
        by operating activities:
              Increase in state income tax payable                          800
              Increase in accrued payroll                                 1,000
                                                                       --------

           NET CASH (USED BY) OPERATING ACTIVITIES                       (5,000)
                                                                       --------

FINANCING ACTIVITIES
         Increase in accounts payable - related party                     5,000
                                                                       --------


           NET CASH PROVIDED BY FINANCING ACTIVITIES                      5,000
                                                                       --------

           NET INCREASE IN CASH                                              --
                                                                       --------

           CASH, BEGINNING OF PERIOD                                         --
                                                                       --------

           CASH, END OF PERIOD                                         $     --
                                                                       ========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              ARMOR ELECTRIC, INC.
                         ( a Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (restated)

                                                                                  (Deficit)
                                                                                 Accumulated
                                            Common Stock                            During          Total
                                       --------------------------     Paid-in     Development    Stockholders'
                                           Share        Amount        Capital        Stage          Equity
                                       ----------------------------------------------------------------------
Inception, Oct 29, 2003, Stock issued
  for services @ $.101 per share              1,000  $          1  $         --   $         --   $          1

April 21, 2004 Stock issued for
  services @ $0.001 per share            20,999,000        20,999             1                        21,000

Contributed Capital                                                      15,232                        15,232

Net (Loss), for the period ended
  April 27, 2004                                                                       (37,033)       (37,033)
                                       ------------  ------------  ------------   ------------   ------------

Balance, April 27, 2004                  21,000,000        21,000        15,233        (37,033)          (800)

Recapitalization, April 27, 2004         13,717,333        13,717       (34,558)                      (20,841)

Contributed Capital                                                       3,308                         3,308

Net (loss) for period                                                                   (9,308)        (9,308)
                                       ------------  ------------  ------------   ------------   ------------

Balance, June 30, 2004                   34,717,333  $     34,717  $    (16,017)  $    (46,341)  $    (27,641)
                                       ============  ============  ============   ============   ============


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

Restatement of Previously Issued Financial Statements

The June 30, 2004 financial statements included herein have been restated to reflect the above presentation since when originally issued, such financial statements were the financial statements of Armor only.

The acquisition of the marketing rights by Armor was retroactively rescinded and the agreements between Armor and Nova restructured to provide for the acquisition of all of the outstanding common stock of Nova, as above. Accordingly, the restructure resulted in the restatement of all of the financial statements of Armor as presented herein.

During the period from inception of Nova until the date of the stock exchange transaction with Armor, Nova had issued 1000 common shares to its president for his services valued at $1, and 21 million common shares to Nu Age in exchange for Nu Age services and the rights contracts for a value of $21,000. There was no value assigned separately to the contract rights.

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

NOTE 4 - INCOME TAXES

Total deferred income taxes as of June 30, 2004, of approximately $7,400 were reduced to zero, after considering the valuation allowance of $7,400, since there is no assurance of future taxable income. As of June 30, 2004 there was a net operating loss carryforward of approximately $22,000 which expires in 2024, if unused. The following is an analysis of deferred tax assets as of June 30, 2004:




                                                  Deferred   Valuation
                                                 Tax Assets  Allowance  Balance
                                                 ----------  ---------  --------
Deferred tax assets at  inception                $        0  $     (0)  $    -0-
Additions for the year                                7,400    (7,400)       -0-
                                                 ----------  ---------  --------

   Deferred tax assets at June 30, 2004          $    7,400  $ (7,400)  $    -0-
                                                 ==========  =========  ========


The following is reconciliation from the expected statutory federal income tax rate to the Company's actual income tax rate for the years ended December 31:

                                                              2004     2003
                                                             -----    -----
Expected income tax (benefit) at federal statutory tax rate    (34%)    (34%)
Valuation allowance                                             34%      34%
                                                             -----    -----

              Actual income tax (benefit)                        0%       0%
                                                             =====    =====

NOTE 5-  COMMITMENTS AND CONTINGENCIES

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

NOTE 7 - EFFECT OF RESTATEMENT OF FINANCIAL STATEMENTS

The effect of restating the financial statements for Amor Electric, Inc. was to eliminate financial information for all periods prior to the inception of Nova Electric, Inc. on October 29, 2003 as the accompanying financial statements are considered those of Nova Electric, Inc. only. Accordingly, the following was the effect on operations for the period from that inception to June 30, 2004:


                                                          Originally
                                               Restated    presented   Increase
                                              ----------  ----------  ----------
Revenues                                      $        0  $        0  $        0
                                              ----------  ----------  ----------
Expenses
  General and administrative                      39,341      18,369      20,972
  Research and development                         7,000         -0-       7,000
                                              ----------  ----------  ----------

        Total Expenses                            46,341      18,369      27,972
                                              ==========  ==========  ==========
 (Loss) per share                                      *           *           *
  * less than (.01) per share


The effect on cash flows was as follows:

                                                                             Originally    Increase
                                                                 Restated     presented   (Decrease)
                                                                ----------   ----------   ----------
OPERATING ACTIVITIES
        Net (loss) from operations                              $  (46,341)  $  (18,369)  $  (27,972)
              Common Stock issued for Services                      21,001       21,001
              Contributions to capital                              18,540        1,200       17,340
        Adjustments to reconcile net (loss) to net
        cash (used) by operating activities:
              Increase in state income tax payable                     800           72          728
              Increase in accrued payroll                            1,000        3,500       (2,500)
                                                                ----------   ----------   ----------

NET CASH (USED BY) OPERATING ACTIVITIES                             (5,000)     (13,597)       8,597

FINANCING ACTIVITIES
         Increase in accounts payable - related party                5,000       13,597        8,597
                                                                ----------   ----------   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES
NET INCREASE IN CASH                                                   -0-          -0-          -0-
CASH, BEGINNING OF PERIOD                                              -0-          -0-          -0-
CASH, END OF PERIOD                                                    -0-          -0-          -0-

      The effect on stockholders' equity as a result of the restatement of financial statements was not material.