Form 10KSB
period 2006-06-30
Armor Electric, Inc.
filed 2006-10-23
CIK 1211768

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                     For the Fiscal year ended June 30, 2006

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of October 10, 2006. $3,540,211

Number of outstanding shares of the registrant's par value $0.001 common stock, as of October 10, 2006. 40,961,681

                               ARMOR ELECTRIC INC.
                                   FORM 10-KSB
                                      INDEX

                                                                         Page
                                                                         ----
                                     Part I

Item 1.   Business......................................................... 3

Item 2.   Properties....................................................... 7

Item 3.   Legal Proceedings................................................ 7

Item 4.   Submission of Matters of a Vote of Security Holders.............. 7

                                     Part II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.............................................. 7

Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation............................... 8

Item 7.   Financial Statements and Supplementary Data..................... 11

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure............................. 11

Item 8A.  Controls and Procedures......................................... 12

Item 8B.  Other Information............................................... 12

                                    Part III

Item 9.   Directors and Executive Officers of the Registrant,
          Compliance with Section 16(a) of the Act........................ 12

Item 10.  Executive Compensation.......................................... 13

Item 11.  Security Ownership of Certain Beneficial Owners and Management.. 14

Item 12.  Certain Relationships and Related Transactions.................. 15

Item 13.  Exhibits. ...................................................... 16

Item 14.  Principal Accountant Fees and Services.......................... 17

Signatures................................................................ 18

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

Business of Issuer
-------------------

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

Pursuant to the Agreement, the purpose of the Joint Venture company is to combine NU Age's technological and business expertise with Hero's manufacturing capabilities to produce vehicles with integrated electric propulsion systems and market the vehicles to the Hero's established client base while building new markets.

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

Market Segmentation
-------------------

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

B. We intend to built several prototype vehicles that appeal to the mid-youth and young adult markets. Both of these existing markets have sales in the millions of units per year. Our products will offer a medium power level, without the safety issues involved with high speed, flammable fuels, and hot exhaust pipes. The young adult products will include a range of unique scooters and high-powered electric go-karts. We have established a relationship with the leading operator of indoor go-cart tracks in Europe where current legislation requires migration to electric propulsion for these venues. We anticipate using our partnership with our manufacturer of two and three wheeled vehicles to make the frames for our go-carts thereby expanding their product lines while avoiding the high cost of manufacture in Europe.

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

ITEM 2. PROPERTIES

The Company owns no real property. It conducts all of its business from a leased facility in Solana Beach, California where its headquarters are located. The office space is being provided by the Company's President for the accrual amount of $508.34 per month. The Company believes the current facility will meet the Company's needs in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended June 30, 2006.


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

At June 30, 2006, there were 86 holders of record of the Company's Common
Stock and the Company has issued and outstanding 40,661,681 shares of Common Stock. Of these shares 22,794,387 are free trading and 17,867,294 are restricted. The restricted shares were issued subject to Rule 144 and may not be sold and/or transferred without further registration under the Act or pursuant to a applicable exemption. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares of the Company for at least one year, including any person who may be deemed to be an "affiliate" of the Company (as the term "affiliate" is defined under the Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the Company's common stock during the four calendar weeks preceding such sale, or (ii) 1 % of the shares then outstanding. A person who is not deemed to be an "affiliate" of the Company and who has held restricted shares for at least three years would be entitled to sell such shares without regard to the resale limitations of Rule 144.

The following table sets forth high and low bid quotations of the Company's common stock for the fiscal years ended June 30, 2006 and 2005 as follows:

                                      Price Range of
                                      Common Stock

Quarter Ended                    High             Low
------------------              ------           ------
September 30, 2004               0.07             0.03
December 31, 2004                0.24             0.09
March 31, 2005                   0.14             0.09
June 30, 2005                    0.09             0.08

September 30, 2005               0.09             0.08
December 31, 2005                0.09             0.07
March 31, 2006                   0.15             0.09
June 30, 2006                    1.16             0.09


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

The Company's plan of operation for the next twelve months is to develop the rights owned by Nova Electric Systems Inc., ("Nova"). The Company acquired all the issued and outstanding shares of Nova through an stock exchange agreement dated effective April 27, 2004. Nova is in the business of developing and marketing electronic propulsion and battery power systems for electric powered vehicles. Under the stock exchange agreement with Nova, the Company issued 21,000,000 Common Shares in the capital stock of the Company in exchange for the 21,000,000 shares of Nova outstanding. Under the agreement, the Company also agreed to pay, upon obtaining financing, $650,000 USD as an advance on royalties to Nu Age pursuant to an agreement between Nova and Nu Age.

Financing for the above additional consideration was arranged during the first calendar quarter of 2005 through two private placements of the Company's common stock totaling $520,000. Substantial stock offering and legal fees in connection with this financing were also incurred.

Development of Nova's Rights
----------------------------

Through an agreement with NuAge Electric Inc., Nova holds the rights for the use of certain proprietary technology to install electric propulsion systems on a variety of electric powered vehicles to include, but not limited to, mountain bikes, regular cycles, children's cycle toys and riding vehicles, recreation ATV units, scooters, motorcycles, go-karts, NEV (Neighborhood Electric Vehicle) cars, race cars, regular passenger cars, buses and all other types of two and three wheeled vehicles, water craft and in addition, a wide variety of other vehicles and products

Nova has also acquired the rights from NuAge Electric Inc., to certain agreements between NuAge and the bicycle manufacturer Hero Cycles in India, for the joint venture to manufacture and distribute many of the electric powered two and three wheel vehicles in India and for distribution from the Hero manufacturing facilities worldwide. The Agreement between Nova and Nu Age was filed as an Exhibit to the Company's amended report on Form 8K filed on August 12, 2005.

The Nova Business Plan details a number of electric powered vehicles built as prototype working models at the Las Vegas facility and it is the intent of Nova to work closely with their strategic partner, NuAge to continue to develop a wide variety of commercially viable vehicles and products there.

As previously disclosed in the Company's Form 8-K filed on April 27, 2006, the Company entered into a Joint Venture Agreement with Nu Pow'r on January 17, 2006, to form a Joint Venture Company (JVC) to make and distribute Electric Propulsion systems.

The formation agreement includes commitments for contributions from both Companies. Although interim financial reporting by the Company gave effect to the completion and operation of the JVC, in fact, the operating agreement and other attributes were never formalized or agreed to and a bank account for the JVC was never established. Accordingly, the parties have recently agreed to ignore the existence of the JVC retroactive to its inception, and to operate without it until such time as a formal operating agreement is established and all other issues are resolved satisfactorily.

As a result, the Company has no formal interest in any contracts, technology or prototypes for which the Company paid/or incurred over $500,000 during the current year to obtain. The $250,000 of the initial funding required under the terms of the JVC, which was paid directly to Nu Pow'r by the Company as a "vend in fee" to establish a 25% interest in the JVC, was considered a research and develop expense despite the verbal agreement by Nu Pow'r that it will allow this amount as the Company's equity in the JVC when the JVC is eventually operational.

OFF BALANCE SHEET ARRANGEMENTS
------------------------------

The Company has no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, change in financial condition, revenues or expenses, result of operations or liquidity. The Company anticipates that the current convertible note and debentures being registered pursuant to this registrations statement will satisfy the Company's financing needs until profitability.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
----------------------------------------------

The Company has incurred annual operating losses since its inception related primarily to development and general administration costs. During the year ended June 30, 2006, the Company posted a loss of $824,099.

The Company's main focus during the year ended June 30, 2006 has been the continued development of the marketing rights owned by Nova Electric Systems Inc. and financing of the Agreement used to obtain those rights.

General & Administrative Expenses
---------------------------------

General and administrative expenses increased to $150,507 during the year ended June 30, 2006 as compared to $128,532 during the year ended June 30, 2005. The Company anticipates this expense to continue to increase as operations continue to increase.

Liquidity And Capital Resources
-------------------------------

Since inception, the Company has financed its operations from private financing. The company has suffered recurring losses from operations but has recently undergone financing activities and has working capital deficiency of $145,722 (current assets less current liabilities) for the year ended June 30, 2006 as compared to a working capital of $82,500 for the year ended June 30. 2005. The decrease in working capital can be attributed to an increase in operating costs.

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

Convertible Debenture
---------------------

In April 2006, the Company entered into an agreement with three private entities which provides, among other things, that it receive bridge financing in three installments relating to a 10.25%, secured convertible debenture ("Debenture") totaling up to $600,000. Of that total, $215,000 was received as of April 26, 2006. These first installments obligations are payable April 26, 2008, however, if not paid by April 26, 2007 the principal amount will increase by $70,953, for a total of principal due of $334,193 plus accrued interest. The second amount of $150,000 is to be funded no later than five days after the Company completes a Registration Statement (Form SB-2), and provides reasonable proof that the BIMO order has been achieved (a contract the JVC was to obtain, but which Nu Pow'r subsequently obtained directly).

On the second installment $50,000 was received as of June 30, 2006 but has been accounted for as an advance since the entire required second installment has not been received nor were notes or detachable warrants issued for this advance. The third amount of $235,000, is to be received no later than five days after the Registration Statement has been declared effective. Total fees of approximately $68,000 were withheld from the total proceeds of the first installment indicated; $50,000 for the security holders and legal fees of $18,000, leaving the Company with a net amount of $532,000.

These debentures are collateralized by a first position in all of the assets owned by the Company and hereinafter acquired.

The Debenture holders are entitled, at their option, to convert, and sell on the same day, at any time and from time to time, until payment in full of the Debenture, or any part of the principal amount of the Debenture into shares of the Company's common stock, par value $.001 per share, at the price per share of $0.12.

Each Debenture holder was granted a warrant to purchase shares of the Company's Common Stock equal in amount to the loan value received divided by the share price of $0.12. In the first installment, the Company granted warrants to each entity for the purchase of 597,222 shares or a total of 1,791,667 shares. The company will grant a warrant for the second and third installment of principal when and if received, as a condition of each of those closings.

Registration Statement
----------------------

The Company has also agreed to file a Registration Statement (SB-2) for the above Secured Convertible Debentures Shares and Warrants. The effective date of the SB-2 is to be before 180 days from closing, and the filing date of the SB-2 shall be before 120 days after closing. If the Company does not comply with the above deadlines Liquidating Damages will become due for failure to file the Registration Statement timely which are 2% per month based on the principal amount of the debentures with a maximum of 24%. These damages will be recorded as an expense over the time period the Registration statement fails to meet these deadlines provided.

The Company filed, on Form SB-2, a registration statement on July 25, 2006, with the Securities and Exchange Commission to register all shares and warrants pertaining to both the equity and debt financing transactions of 2005 and 2006. No proceeds are forthcoming in this current registration statement.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is included as a separate Exhibit to this report. Please see pages F-1 through F-18.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the audits of the most recent fiscal years and any interim period preceding resignation, no disagreements exist with the Company's accountant on any matter of accounting principles or procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with their report to the subject matter of the disagreement(s).

The principal accountant's report on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope or accounting principles.

ITEM 8A. CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures(as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of June 30, 2006 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2006, the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

ITEM 8B. OTHER INFORMATION

None

                                    Part III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age, position, hours per week and percentage of time during regular business hours that is devoted to the Company of the executive officers and directors of the Company as of the date of this annual report. The directors were appointed until the Company's next annual general meeting or until a successor is elected and qualifies to be a director of the Company.

NAME                      TIME     HOURS/WEEK     AGE     POSITION

Merrill Moses             50%         25           53     President and Director

Cheryl Spousta-Schertzer  50%         20           49     VP of Operations and Director

LaRoy Orr                  5%          1           54     VP of Marketing and Finance and Director

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

(d) Business Experience.

The business experience of the person listed above during the past five years is as follows:

----------------------------------- --------------------------------------------
Name and Position                   Principal Occupation and Related Experience
----------------------------------- --------------------------------------------

MERRILL MOSES                       Merrill W. Moses, 53, has served as the
PRESIDENT AND DIRECTOR              President and Chairman of the Board since
                                    May 2004. From 1994 to present Mr. Moses has
                                    owned and operated Cambridge Financial
                                    Services Inc. a private mortgage
                                    broker/banker. In addition, he is currently
                                    owner and CEO of Pinstripe Financial LLC a
                                    private investment company, and is a
                                    managing partner for Advanced Electric
                                    Propulsion Systems LLC. Mr. Moses has over
                                    thirty-three years of diverse business and
                                    management expertise which contributes to
                                    his direct ownership and control of various
                                    companies; predominately in the gas and oil,
                                    technology, service, finance and investment
                                    banking industries.
----------------------------------- --------------------------------------------
CHERYL SPOUSTA-SCHERTZER            Cheryl A. Spousta-Schertzer, 49, has served
VP OPERATIONS AND                   as Vice President Operations and Director
DIRECTOR                            since January 2005. Since 2003 she has been
                                    the Vice President Operations for Cambridge
                                    Financial Services Inc. a private mortgage broker/banker, and in 2004 became the CEO and Chairman of the Board for Revelations
                                    Foundation a 501 3 c non-profit
                                    organization. Prior to joining Cambridge
                                    Financial Services Inc., she accumulated over twenty years of engineering and administrative experience in various high-tech industries. From 1983-1995 she held the positions of vice President
                                    Worldwide Quality Assurance and Reliability and Vice President of Worldwide Assembly and
                                    Test Operations for Silicon Systems, an
                                    "ASIC" design and manufacturing company.

----------------------------------- --------------------------------------------
LAROY ORR                           LaRoy Orr, 54, has served as Director since
VP MARKETING & FINANCE              January 2005. He currently holds positions
AND DIRECTOR                        with Venture Capital Specialist LLC and
                                    South Iron Blossom Oil and Gas as an
                                    Acquisitions Manager; in addition he is a consultant for Keystone Ming Company. Mr.
                                    Orr has an extensive background in raising venture capital for various types of companies.

----------------------------------- --------------------------------------------

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

EXECUTIVE COMPENSATION

The Company has not paid any salaries or other compensation to its officers, directors or employees since inception. Further, the Company has not entered into an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future.

However, the Company does anticipate that management will be compensated by stock options at a later date as well as an accrued salary for President of $2,500 per month.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, to the best knowledge of the Company as of June 30, 2006, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock (percentages are based on an 40,661,681 shares outstanding as of June 30,2006):

----------------------------------------- ------------------------------------- -----------------------
NAME AND ADDRESS OF BENEFICIAL OWNER      NUMBER AND TYPE OF SECURITY           PERCENTAGE OF CLASS
----------------------------------------- ------------------------------------- -----------------------
NU AGE ELECTRICAL SYSTEMS INC.            Common shares (restricted)                    16%
10610 Eagle Nest  Street                  6,648,000
Las Vegas, NV 89141 (1)
----------------------------------------- ------------------------------------- -----------------------
Cede & Co.                                Common shares (free trading)                  50%
P.O. Box 222                              20,329,145
Bowling Green Station
New York, NY  10274 (2)
----------------------------------------- ------------------------------------- -----------------------

(1) Nu Age Electrical Systems Inc. is 100% owned by G. Lee Eastman, an unrelated third party to the Company.

(2) Shares are held electronically in the Depository Trust and Clearing Corporation by various shareholders. The Company is unable to ascertain the beneficially ownership of such shares.

The Company's Common Stock Beneficially Owned By Each Officer And Director, And
-------------------------------------------------------------------------------
By All Directors And Officers As A Group
----------------------------------------

The following sets forth information with respect to the Company's common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group. The percentages are based on 40,661,681 shares issued and outstanding as at June 30, 2006.

-------------------------------------- --------------------- ------------------------------------- -------------------
NAME AND ADDRESS                       POSITIONS HELD        NUMBER AND TYPE OF                    PERCENTAGE
                                                             SECURITIES                            OF CLASS
-------------------------------------- --------------------- ------------------------------------- -------------------
Merrill Moses (1)                      President and         1,326,000 common                      3.2%
201 Lomas Santa Fe                     Director              shares
Suite 420
Solana Beach, CA  92075
-------------------------------------- --------------------- ------------------------------------- -------------------
Cheryl Spousta-Schertzer               VP Operations and     300,000 common                        0.7%
201 Lomas Santa Fe                     Director              shares
Suite 420                                                    100,000 warrants                      1.9%
Solana Beach, CA  92075
-------------------------------------- --------------------- ------------------------------------- -------------------
LaRoy Orr                              VP Marketing &        0                                     0.0%
201 Lomas Santa Fe                     Finance and
Suite 420                              Director
Solana Beach, CA  92075
-------------------------------------- --------------------- ------------------------------------- -------------------

(1) Merrill Moses is the sole member of Pinstripe Financial LLC whose interests in the Company are being registered pursuant to a registration statement on Form SB-2. If all the shares contemplated in the registration statement are issued to Pinstripe, Mr. Moses could be the indirect owner of up to an additional 9,498,516 common shares in the Company. Subsequent to the year ended June 30, 2006, Mr. Moses was issued an additional 800,000 shares and 550,000 warrants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of June 30, 2006, the Company paid $323,795 towards its commitment to pay a $650,000 advance royalty to Nu Age Electric, Inc., in connection with the acquisition of certain marketing rights, of which $59,000 was paid during the current year and $264,795 was paid during the prior year. Advance royalties are classified as a contra equity account since the amount paid is to a shareholder of Armor.

An affiliate owned by the President of the Company loaned $276,247 to the Company as of June 30, 2006. The proceeds of this loan of which all but $12,000 was provided during the current year, were used solely to finance the Company's R&D technology. This convertible debt is collateralized by a second position on all of the assets of the Company and is payable with interest at 10.25 percent per annum on April 26, 2008.

Subsequent to June 30, 2006, additional working capital of $25,000 was provided by an entity owned and controlled by the President of the Company.

One shareholder's law firm, which is the Company's SEC legal and general corporate counsel, was issued 300,000 free trading shares pursuant to filing a Form S-8 in January 21, 2005, to be held in escrow by him against future services. These shares were issued at a value of $34,500, but not considered outstanding as of June 30, 2006. During the current year the law firm redeemed 70,000 shares with a value of $8,050.

During the year ended June 30, 2006, the law firm billed $66,732 of which $37,262 was capitalized as a deferred financing cost in connection with the convertible debentures on April 26, 2006. The outstanding balance owed to the law firm as of June 30, 2006, which is included in accounts payable-related party was $49,404.

On August 17, 2006 an additional 300,000 S-8 free trading shares were issued and escrowed for the benefit of the Securities law firm owned by a shareholder. Those shares which were valued at $.09 per share and all but 24,000 free trading shares previously held in escrow by the shareholder (230,000) were sold into the market enabling the law firm to apply the proceeds to all outstanding fees and costs owed by the Company as of June 30, 2006

ITEM 13. EXHIBITS

a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of June 30, 2005 are filed as part of this report.

(1)      Financial statements of Armor Electric Inc.

                                                                Page
                                                                ----
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM         F-1

CONSOLIDATED BALANCE SHEET                                      F-2

CONSOLIDATED STATEMENTS OF OPERATIONS                           F-3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                  F-4

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

(1) Previously filed as an exhibit to the Company's Form 10-SB as filed on January 6, 2003

(2) Previously filed as an exhibit to the Company's Form 10-KB as filed on October 15, 2004

b) Reports on Form 8-K

The following current reports on Form 8-K were filed during the year June 30, 2006.

On April 27, 2006, the Company filed a current report on items 1.01 and 3.02 reporting the completion of a private placement transaction.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2006 and 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                              June 30, 2006          June 30, 2005
                              ------------           ------------
(i)    Audit Fees              $   44,968             $   18,595
(ii)   Audit Related Fees              --                     --
(iii)  Tax Fees                     4,471                     --
(iv)   All Other Fees                  --                     --
                               ----------             ----------
    Total fees                 $   49,439             $   18,595
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

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Armor Electric Inc.'s consolidated financial statements and are not reported under "Audit Fees". There were no Audit-Related services provided in fiscal 2006 or 2005.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax services provided in fiscal 2006 or 2005.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2006 or 2005.

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


Date: October 18, 2006               ARMOR ELECTRIC INC.

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


/s/ Merrill Moses                   Director               October 23, 2006
-----------------------
Merrill Moses

/s/ Cheryl Schertzer                Director               October 23, 2006
-----------------------
Cheryl Schertzer

/s/ LaRoy Orr                       Director               October 23, 2006
-----------------------
LaRoy Orr

                              ARMOR ELECTRIC, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2006

                                TABLE OF CONTENTS
                                -----------------


                                                                          PAGE
                                                                          ----


REPORT OF INDEPENDENT PUBLIC REGISTERED PUBLIC ACCOUNTING FIRM             F-1
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET                                                 F-2
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS                                      F-3
------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                             F-4
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS                                      F-5
------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 F-6
------------------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
ARMOR ELECTRIC, INC.
SOLANA BEACH, CA

We have audited the accompanying consolidated balance sheet of Armor Electric, Inc. (a Nevada corporation in the development stage) as of June 30, 2006, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended June 30, 2006 and 2005, and for the period from October 29, 2003 (Inception) to June 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Armor Electric, Inc., as of June 30, 2006 and the results of their operations and their cash flows for the years ended June 30, 2006 and 2005, and the period from October 29, 2003 (Inception) to June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has not commenced operations, has sustained losses to date and has a deficit in working capital and shareholders' equity that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Braverman International, P.C.
Prescott, Arizona
August 3, 2006, except for Note 13,
as to which the date is October 12, 2006

                              ARMOR ELECTRIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                                 June 30, 2006

                       ALL ASSETS ARE COLLATERALIZED UNDER
                   CONVERTIBLE DEBENTURES AND SHAREHOLDER LOAN


                                     ASSETS
                                     ------

Current Assets

  Cash in bank                                                      $    27,387
  Prepaid Expenses                                                        5,154
                                                                    -----------
      Total Current Assets                                               32,541

  Deferred financing costs, net                                          30,639
                                                                    -----------
                                                                    $    63,180
                                                                    ===========


                  LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIT
                  --------------------------------------------


CURRENT LIABILITIES

   Accounts payable                                                 $    62,245
   Accounts payable - related party                                      49,404
   Accrued liabilities                                                   66,614
                                                                    -----------
       Total Current Liabilities                                        178,263

LONG TERM LIABILITIES

  Convertible debt - related parties, net of discount for
    unamortized balance on warrant valuation of $216,362                 46,878
  Advance on debt financing-related parties                              50,000
  Shareholder Loan                                                      276,247
                                                                    -----------
Total Liabilities                                                       551,388

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.001 par value, 10,000,000
  shares authorized, none issued                                             --

Common stock, par value $.001, 100,000,000 shares authorized,
  40,671,681 issued and 40,441,681 outstanding                           40,661
Paid in capital                                                         881,168
(Deficit) accumulated during the development stage                   (1,059,792)
Shareholder - advance royalties                                        (323,795)
Escrowed shares receivable                                              (26,450)
                                                                    -----------
Total Stockholders' Equity (Deficit)                                   (488,208)
                                                                    -----------
                                                                    $    63,180
                                                                    ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                   ARMOR ELECTRIC, INC.
                             (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            CUMULATIVE
                                                                               FROM
                                                 YEARS ENDED              OCTOBER 29, 2003
                                                   JUNE 30,                (INCEPTION) TO
                                            2006              2005          JUNE 30, 2006
                                        ------------      ------------      ------------


REVENUES                                $         --      $         --      $         --
                                        ------------      ------------      ------------

EXPENSES
   General and administrative:
        Legal Fees                            29,470                --            29,470
        Consulting Fees                           --            37,500            58,501
        Other                                111,156            91,032           220,528
   Interest expense                            9,881                --             9,881
   Stock registration costs                   56,377                --            56,377
   Amortization                               53,502                --            53,502
   Liquidating damages                        57,872                --            57,872
   Research & development                    505,841            60,820           573,661
                                        ------------      ------------      ------------
   Total expenses                            824,099           189,352         1,059,792
                                        ------------      ------------      ------------
NET (LOSS)                              $   (824,099)     $   (189,352)     $ (1,059,792)
                                        ============      ============      ============

NET (LOSS) PER SHARE                    $      (0.02)     $      (0.01)
                                        ============      ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING               40,377,514        37,127,840
                                        ============      ============




                      SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS




                                            ARMOR ELECTRIC, INC.
                                      (A DEVELOPMENT STAGE ENTERPRISE)
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            CUMULATIVE FROM
                                                                                              OCTOBER 29,
                                                                                                 2003
                                                                    YEARS ENDED             (INCEPTION) TO
                                                                      JUNE 30,                 JUNE 30,
                                                                2006            2005             2006
                                                            -----------      -----------      -----------

OPERATING ACTIVITIES
     Net (loss)                                             $  (824,099)     $  (189,352)     $(1,057,792)

     Adjustments to reconcile net (loss) to net cash
       provided (used) by operating activities:
         Amortization                                            53,502               --           53,502
         Services attributed to stock registration               35,000               --           35,000
         Contributions to capital                                 6,100           48,970           73,610
         Common Stock issued for services                         8,050           72,500          101,551
     Changes in operating assets and liabilities:
        Increase (Decrease) in state income tax payable          (1,600)             800               --
        Increase in accounts payable                            111,649             (526)         111,123
        (Decrease) in trust funds                                    --              553              553
        (Increase) in prepaid expenses                           (5,154)              --           (5,154)
        Increase in accrued liquidating damages                  57,872               --           57,872
        Increase in accrued interest                              9,782               --            9,782
        (Decrease) in accounts payable - related party          (10,000)          (5,868)         (10,868)
        Increase in accrued payroll                              33,600            2,600           37,200
                                                            -----------      -----------      -----------
     Total adjustments                                          298,802          119,029          464,172
                                                            -----------      -----------      -----------
  NET CASH (USED) BY OPERATING ACTIVITIES                      (525,298)         (70,323)        (595,621)
                                                            -----------      -----------      -----------

INVESTING ACTIVITIES:
  (Increase) in financing costs                                 (37,262)              --          (37,262)
  Shareholder advances - advance royalties                      (59,000)        (264,796)        (323,796)
                                                            -----------      -----------      -----------

  NET CASH (USED) BY INVESTING ACTIVITIES                       (96,261)        (264,796)        (361,057)
                                                            -----------      -----------      -----------

FINANCING ACTIVITIES
    Proceeds from sale of common stock, net                          --          442,819          442,819
    Proceeds from shareholder loan                              276,247               --          276,247
    Proceeds from advance on debt financing-related parties      50,000               --           50,000
    Proceeds of convertible debt - related parties              215,000               --          215,000
                                                            -----------      -----------      -----------
  NET CASH (USED) BY FINANCING ACTIVITIES                       541,247          442,819          984,066
                                                            -----------      -----------      -----------

  NET INCREASE (DECREASE) IN CASH                               (80,313)         107,700           27,387

  CASH, BEGINNING OF PERIOD                                     107,700               --               --
                                                            -----------      -----------      -----------
  CASH, END OF PERIOD                                       $    27,387      $   107,700      $    27,387
                                                            ===========      ===========      ===========



SUPPLEMENTAL NON-CASH INFORMATION
   Common Stock Subscribed,10,000 shares                    $    (1,000)     $     1,000      $        --
   Common Stock Subscription receivable                           1,000           (1,000)              --
                                                            -----------      -----------      -----------
                                                            $        --      $        --      $        --
                                                            ===========      ===========      ===========

   Common stock issued for legal service retainer:
   Shares transferred to escrow, 300,000 shares                              $    34,500      $    34,500
   Shares applied to invoices - 2006, 70,000 shares         $    (8,050)     $        --      $    (8,050)
                                                            -----------      -----------      -----------
   Balance held, 230,000 shares                             $    (8,050)     $    34,500      $    26,450
                                                            ===========      ===========      ===========


                               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS




                                                        ARMOR ELECTRIC, INC.
                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                           (Deficit)
                                    Common Stock                       Common                             Accumulated
                               -----------------------                 Stock      Escrowed   Shareholder     During        Total
                                                           Paid-in  Subscription   Shares      Advance     Development Stockholders'
                                 Shares        Amount      Capital   Receivable  Receivable    Royalty        Stage       Equity
                               -----------    --------    ---------    -------    --------    ---------    -----------    ---------
Inception, Oct 30, 2003,
  Stock issued for
    services @ $.001
     per share                       1,000    $      1    $      --    $    --          --           --    $        --    $       1

April 21, 2004
  Stock issued for
     services
     @ 1,000 $0.001
     per share                  20,999,000      20,999            1         --          --           --             --            2

   Contributed Capital                  --          --       15,232         --          --           --             --       15,232

   Net (Loss), for the
     period ended
     April 27, 2004                     --          --           --         --          --           --        (37,033)     (37,033)
                               -----------    --------    ---------    -------    --------    ---------    -----------    ---------
Balance, April 27, 2004         21,000,000      21,000       15,233         --          --           --        (37,033)        (800)

   Recapitalization,
     April 27, 2004             13,717,333      13,717      (34,558)        --          --           --             --      (20,841)

   Contributed Capital                  --          --        3,308         --          --           --             --        3,308

   Net (loss) for period                --          --           --         --          --           --         (9,308)      (9,308)
                               -----------    --------    ---------    -------    --------    ---------    -----------    ---------
Balance, June 30, 2004          34,717,333      34,717      (16,017)        --          --           --        (46,341)     (27,641)

   Shares issued
     October 15, 2004
     @ $0.25 for
     marketing
     consulting
     services                      150,000         150       37,350         --          --           --             --       37,500

   Shares issued
     February 16, 2005
     to escrow @ $0.115
     per share                     300,000         300       34,200         --     (34,500)          --             --           --

    Shares issued
     January 21, 2005
     @ $.115 per share
     for legal services
     provided                      304,348         304       34,696         --          --           --             --       35,000

   Shares issued
     February 4, 2005
     for cash at
     $.10 per share                300,000         300       29,700         --          --           --             --       30,000

   Shares issued
     February 8, 2005
     for cash at $.10
     per share                   1,050,000       1,050      103,950         --          --           --             --      105,000

   Shares issued
     February 9, 2005
     for cash at $.10
     per share                     100,000         100        9,900         --          --           --             --       10,000

   Shares issued
     February 16, 2005
     for cash at $.10
     per share                     350,000         350       34,650         --          --           --             --       35,000

   Shares issued
     February 17, 2005
     for cash at $.10
     per share                     350,000         350       34,650         --          --           --             --       35,000


                                           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS




                                                        ARMOR ELECTRIC, INC.
                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                            (CONTINUED)


                                                                                                           (Deficit)
                                    Common Stock                       Common                             Accumulated
                               -----------------------                 Stock      Escrowed   Shareholder     During        Total
                                                           Paid-in  Subscription   Shares      Advance     Development Stockholders'
                                 Shares        Amount      Capital   Receivable  Receivable    Royalty        Stage       Equity
                               -----------    --------    ---------    -------    --------    ---------    -----------    ---------
   Shares issued
     February 18, 2005
     for cash at $.10
     per share                     100,000         100        9,900         --          --           --             --       10,000

   Shares issued
     February 20, 2005
     for cash at $.10
     per share                     100,000         100        9,900         --          --           --             --       10,000

   Shares issued
     February 22, 2005
     for cash at $.10
     per share                   2,600,000       2,600      257,400         --          --           --             --      260,000

   Shares issued
     February 28, 2005
     for cash at $.10
     per share                     100,000         100        9,900         --          --           --             --       10,000

   Shares issued
     March 4, 2005
     for cash at $.10
     per share                      40,000          40        3,960         --          --           --             --        4,000

   Common stock
     subscribed,
     March 4, 2005 at
     $.10 per share                 10,000          10          990         --          --           --             --        1,000

   Shares issued
     May 20, 2005
     for cash at $.10
     per share                     100,000         100        9,900         --          --           --             --       10,000

   Common stock
     subscription
     receivable                         --          --           --     (1,000)         --           --             --       (1,000)

   Stock offering costs                 --          --      (76,182)        --          --           --             --      (76,182)

   Shareholder advance
     royalties                          --          --           --         --          --     (264,795)            --     (264,795)

   Contributed capital                  --          --       48,970         --          --           --             --       48,970

   Net (loss) for period                --          --           --         --          --           --       (189,352)    (189,352)
                               -----------    --------    ---------    -------    --------    ---------    -----------    ---------
Balance, June 30, 2005          40,671,681      40,671      577,818     (1,000)    (34,500)    (264,795)      (235,693)      82,501

   Cancelled common
     stock subscribed,
     March 4, 2005
     at $.10 per share             (10,000)        (10)        (990)     1,000          --           --             --           --

   Contributed capital                  --          --        6,100         --          --           --             --        6,100

   Services attributed
     to stock registration              --          --       35,000         --          --           --             --       35,000

   Shares issued from
     escrowed shares                    --          --           --         --       8,050           --             --        8,050

   Discount on convertible
     debt - warrants                    --          --      263,240         --          --           --             --      263,240

   Shareholder advance
     royalties                          --          --           --         --          --      (59,000)            --      (59,000)

   Net (loss) for the year              --          --           --         --          --           --       (824,099)    (824,099)
                               -----------    --------    ---------    -------    --------    ---------    -----------    ---------
Balance, June 30, 2006          40,661,681    $ 40,661    $ 881,168    $    --    $(26,450)   $(323,795)   $(1,059,792)   $(488,208)
                               ===========    ========    =========    =======    ========    =========    ===========    =========


                                           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                                F-5

                              ARMOR ELECTRIC, INC.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


HISTORY

Armor Electric, Inc. (Armor), formerly Armor Enterprises, Inc. and Armor Software, Inc., is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. It is a Florida corporation, formed on June 5, 1998. Since inception it has had no operations. Armor was formed with the purpose of developing privacy encryption software for the Internet. After efforts to develop the business failed, the business was abandoned in mid 2000. Since then Armor has devoted its time and finances in the development of new research and development (R&D) technology for electric motorized vehicles. Its fiscal year end is June 30.

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

At the date of the stock exchange, all of the net assets of Armor were acquired by Nova at fair value which equaled Armor's book value. Nova's fiscal year end is also June 30.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of and for the years ended June 30, 2006 and 2005, include the accounts of Armor Electric, Inc. and Nova Electric Systems, Inc., after elimination of all inter-company accounts and transactions.

CASH EQUIVALENTS

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

GOING CONCERN

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. It has sustained operating losses since inception. As of June 30, 2006 it has a deficit in working capital and stockholders' equity.

                              ARMOR ELECTRIC, INC.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company's ability to continue in existence is dependent on its ability to develop additional sources of capital, and to achieve profitable operations. Management's plan is to pursue the completion of a joint venture with NuPowr, the R&D vendor utilized by Armor for the electric propulsion development and sale of products pursuant to its marketing rights. In the event it is unable to achieve profitable operations in the near term, it plans to pursue additional private placements of its common stock. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

INCOME TAXES

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards Board Opinion No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future periods of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end.

CONSOLIDATED TAX RETURNS

Nova Electric Systems, Inc. has elected to file consolidated income tax returns with its parent Armor Electric Systems, Inc. since the year ended June 30, 2005.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, disclosures about fair value of financial instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of the Company's financial instruments, which consists of current assets and liabilities approximate fair values due to the short-term maturities of such instruments.

                              ARMOR ELECTRIC, INC.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RESEARCH AND DEVELOPMENT

We expense research and development expense until such time that Beta testing has been completed, at which point incurred costs are capitalized. All R&D is performed on a contract basis.

STOCK BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123 (R) "Share-Based Payment" which requires the measurement and recognition of compensation expense for all share-based payment awards made to include employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.

The Company adopted SFAS No. 123(R) using the modified prospective transition method for awards made to employee and directors, which required the application of the accounting standard as of January 1, 2006. The accompanying consolidated financial statements as of and for the year ended June 30, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company's accompanying consolidated financial statements for the prior periods have not been restated, and do not include the impact of SFAS No. 123(R). During the years ended June 30, 2006 and 2005, the Company granted no stock options to employees or directors.

DERIVATIVES

The Company occasionally issues financial instruments that contain an embedded instrument. At inception, the Company assesses whether the economic characteristics of the embedded derivative instrument are clearly and closely related to the economic characteristics of the financial instrument (host contract), whether the financial instrument that embodies both the embedded derivative instrument and the host contract is currently measured at fair value with changes in fair value reported in earnings, and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument.

If the embedded derivative instrument is determined not to be clearly and closely related to the host contract, is not currently measured at fair value with changes in fair value reported in earnings, and the embedded derivative instrument would qualify as a derivative instrument, the embedded derivative instrument is recorded apart from the host contract and carried at fair value with changes recorded in current-period earnings.

The Company determined that all embedded items associated with financial instruments at this time do not qualify for derivative treatment, nor should those be separated from the host.

                              ARMOR ELECTRIC, INC.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - CONTRIBUTED CAPITAL

Capital contributed during the years ended June 30, 2006 and 2005, totaled $6,100 and $48,970, respectively, by current management was based on the fair value of such services. For the year ended June 30, 2005 these services totaled $26,825 consisting of management compensation of $22,625, office overhead of $4,200, and payments made of $6,830 for accounting and filing fees. The balance of $15,315 arose from the reduction in legal fees contributed by a shareholder's SEC law firm. In the current year, the $6,100 was for office overhead only.

NOTE 3 - RELATED PARTY TRANSACTIONS

As of June 30, 2006, the Company paid $323,795 towards its commitment to pay a $650,000 advance royalty to Nu Age Electric, Inc., in connection with the acquisition of certain marketing rights, of which $59,000 was paid during the current year and $264,795 was paid during the prior year. Advance royalties are classified as a contra equity account since the amount paid is to a shareholder of Armor.

An affiliate owned by the President of the Company loaned $276,247 to the Company as of June 30, 2006. The proceeds of this loan of which all but $12,000 was provided during the current year, were used solely to finance the Company's R&D technology. This debt is collateralized by a second position on all of the assets of the Company and is payable with interest at 10.25 percent per annum on April 26, 2008. No formal note was signed, however, the Company verbally committed to these conditions as of June 30, 2006.

In addition to related party transactions included elsewhere, one shareholder's law firm, which is the Company's SEC legal and general corporate counsel, was issued 300,000 free trading shares pursuant to filing a Form S-8 in January 21, 2005, to be held in escrow by him against future services. These shares were issued at a value of $34,500, but not considered outstanding as of June 30, 2006 or 2005, for purposes of computing loss per share. During the current year the law firm redeemed 70,000 shares with a value of $8,050 leaving a balance in escrow of $26,450.

During the year ended June 30, 2006, the law firm billed $66,732 of which $37,262 was capitalized as a deferred financing cost in connection with the convertible debentures on April 24, 2006. The outstanding balance owed to the law firm as of June 30, 2006, which is included in accounts payable-related party was $49,404.

As of June 30, 2006, the Company amortized $6,624 of the capitalized legal fees, resulting in an unamortized balance of $30,638 of deferred financing costs at June 30, 2006.

                              ARMOR ELECTRIC, INC.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

Deferred tax assets for income taxes as of June 30, 2006, of approximately $383,926 were reduced to zero, after considering the valuation allowance of $383,926, since there is no assurance of future taxable income. As of June 30, 2006 there was also a net operating loss carryforward of approximately $962,082, of which $29,491 expires in 2024, $160,398 in 2025, and the balance of $772,193 in 2026, if unused. The following is an analysis of deferred tax assets as of June 30, 2006:

                                             Deferred    Valuation
                                            Tax Assets   Allowance    Balance
                                             ---------   ---------   ---------
Deferred tax assets at June30, 2005          $  78,184   $ (78,184)  $       0
Additions for the year                         305,742    (305,742)          0
                                             ---------   ---------   ---------

Deferred tax assets at June 30, 2006         $ 383,926   $ (383,926) $       0
                                             =========   ==========  =========

The following is a reconciliation of federal income tax expense:

                                                       2006              2005
                                                    ---------         --------
Expected income tax (benefit) at
   federal statutory tax rate -34%                  $(326,984)        $(64,380)
Permanent differences                                  21,242           13,439
Valuation allowance                                   305,742           50,941
                                                    ---------         --------
Actual income tax (benefit)                         $       0%        $      0%
                                                    =========         ========

The tax effects of temporary differences which were computed at a Federal statutory rate of 34%, that give rise to deferred tax assets as of June 30, 2006 and 2005 are as follows:

                                                         2006            2005
                                                       ---------      ---------

Net operating loss carryforwards                       $ 327,108      $  64,562
Amortization of deferred start-up costs                    9,908         13,452
Amortization of organizational costs                         119            170
Warrant derivatives                                       46,791
 Total gross deferred tax assets                         383,926         78,184
 Valuation allowance                                    (383,926)       (78,184)
                                                       ---------      ---------
 Net deferred tax assets, June 30                      $     -0-      $    -0-
                                                       =========      ==========

NOTE 5 - COMMITMENTS AND CONTINGENCIES

LITIGATION

Armor was a defendant in a small claims court action in the Province of British Columbia on May 16, 2002, involving two Plaintiffs alleging a $5,000 deposit was not returned to them, which was intended to apply towards the purchase of common stock of the Company, which was never issued. Armor claims that no amount was ever received from plaintiffs and filed a response on June 20, 2002, disputing all allegations. In the opinion of Company counsel, the claim is a nuisance lawsuit and is confident no liability will result on its behalf. As a gesture of goodwill, the company paid the two defendants a total of $5,500 to settle this matter during the current year.

                              ARMOR ELECTRIC, INC.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


THREATENED LITIGATION

In August 2005 the Company received two letters from two law firms representing two of the shareholders who purchased common stock in a private placement in March 2005. The shareholders had threatened litigation concerning unpaid liquidating damages, as further described in Note 8 of the Notes to financial statements, along with related legal fees and costs. The shareholders have decided not to pursue litigation since the amount of the liquidating damages were settled.

INSOLVENCY

The Company is technically insolvent as of June 30, 2006, therefore, the convertible debentures, as further described in Note 12, could be called at any time. As of that date, the note maturities on April 26, 2008, have not been changed in the absence of receiving any information to the contrary.

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

                              ARMOR ELECTRIC, INC.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The adoption of these new Statements is expected to have a material effect on the Company's financial position, results of operations, and cash flows in future periods.

NOTE 7 - LIQUIDATING DAMAGES-2005

The Company agreed to file a registration statement on form SB-2 to register its two 2005 private placements of common stock. A provision of the Securities Purchase Agreement for several shareholders of one private placement was for liquidating damage of 2% per month on $360,000 to be paid to them in the event the registration statement did not become effective as of May 17, 2005, which it did not. Since the Company took the position that the wording for this provision of the agreement is ambiguous, it did not record as of June 30, 2005, the $7,200 applicable to this provision. The Company has voluntarily withdrawn its registration statement on Form SB-2. As a result of settling the aforementioned threatened litigation, the Company agreed to pay liquidating damages. As of June 30, 2006 a total of $57,872 was incurred of which $48,240 was capitalized in 3 new notes payable to these same shareholders. The balance of $9,632 has been included in accrued liabilities at June 30, 2006.

                              ARMOR ELECTRIC, INC.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - RESEARCH AND DEVELOPMENT

We expense research and development costs as they are incurred. During the years ended June 30, 2006 and 2005, we expensed a total of $505,841 and $60,820 respectively relating to vehicle prototypes and electric propulsion systems with outside vendors.

There is no formal agreement with the Nu Pow'r in connection with the research and development of the electric propulsion system other than that which originated in the now abandoned Joint Venture agreement (see Note 9). That agreement required the Company to pay for all operational and research and development capital in addition to a vend-in fee of $250,000.

NOTE 9 - JOINT VENTURE AGREEMENT

On January 12, 2006, the Company entered into a Letter of Intent to form a Joint Venture Company, (JVC), with Nu Pow'r, LLC (Nu Pow'r) in which Armor will be responsible for all capitalization and administrative management.

On January 17, 2006, the Company entered into a Joint Venture Agreement with Nu Pow'r to form a JVC. The formation agreement includes commitments for contributions from both Companies. Although interim financial reporting by the Company gave effect to the completion and operation of the JVC, in fact, the operating agreement and other attributes were never formalized or agreed to and a bank account for the JVC was never established. Accordingly, the parties have recently agreed to ignore the existence of the JVC retroactive to its inception, and to operate without it until such time as a formal operating agreement is established and all other issues are resolved satisfactorily.

As a result, the Company has no formal interest in any contracts, technology or prototypes for which the Company paid/or incurred over $500,000 during the current year to obtain. The $250,000 of the initial funding required under the terms of the JVC, which was paid directly to Nu Pow'r by the Company as a "vend in fee" to establish a 25% interest in the JVC, was considered a research and develop expense despite the verbal agreement by Nu Pow'r that it will allow this amount as the Company's equity in the JVC when the JVC is eventually operational.

NOTE 10 - DEBT FINANCING

CONVERTIBLE DEBENTURES

In April 2006, the Company entered into an agreement with three shareholder private entities which provides, among other things, that it receive bridge financing in three installments relating to a 10.25%, secured convertible debenture ("Debenture") totaling up to $600,000. Of that total, $215,000 was received as of April 26, 2006. These first installment obligations are payable April 26, 2008, however, if not paid by April 26, 2007, the principal amount will increase by $70,953, for a total of principal due of $334,193 plus accrued interest. The second amount of $150,000 is to be funded no later than five days after the Company completes a Registration Statement (Form SB-2), and provides reasonable proof that the BIMO order has been achieved (a contract the JVC was to obtain, but which Nu Pow'r subsequently obtained directly).

                              ARMOR ELECTRIC, INC.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On the second installment, $50,000 was received as of June 30, 2006 but has been accounted for as an advance since the entire required second installment has not been received nor were notes or detachable warrants issued for this advance. The third amount of $235,000, is to be received no later than five days after the Registration Statement has been declared effective. Total fees of approximately $68,000 were withheld from the total proceeds of the first installment indicated; $50,000 for the security holders and legal fees of $18,000, leaving the Company with a net amount for all installments of $532,000.

These debentures are collateralized by a first position in all of the assets owned by the Company and hereinafter acquired. The Debenture holders are entitled, at their option, to convert, and sell on the same day, at any time and from time to time, until payment in full of the Debenture, or any part of the principal amount of the Debenture is converted into shares of the Company's common stock, par value $.001 per share , at the price per share of $0.12. The Company shall make annual interest payments to each holder, on each conversion date (as to the principal amount being converted) and on the maturity date. The interest shall be calculated on a 360 day basis and will accrue daily.

Each Debenture holder was granted a warrant to purchase shares of the Company's Common Stock equal in amount to the loan value received divided by the share price of $0.12. In the first installment, the Company granted warrants to each entity for the purchase of 597,222 shares or a total of 1,791,667 shares. The company will grant a warrant for the second and third installment of principal when and if received, as a condition of each of those closings.

The Company has determined the convertible debenture contains a beneficial conversion feature and qualifies for treatment under Emerging Issue Task Force No. 00-27. The estimated fair value of the detachable warrants of $294,364 has been determined using Black-Scholes option pricing model using the following assumptions: stock price volatility of 222.01%, risk free rate of return of 5.125%; dividend yield of 0% and a 3.5 year term. The face amount of the convertible debenture of $263,240 was proportionately allocated to the debenture and the warrants in the amount of $124,273 and $138,967, respectively. The convertible debenture's proportionate allocated value of $124,273 was then further allocated between the debenture and the beneficial conversion feature, of which the entire remaining value of $124,273 was allocated to the beneficial conversion feature.

The combined total value of the warrant and beneficial conversion feature of $263,240 has been accounted for as a debt discount which is being amortized and treated as interest expense over the period of expected repayment of the debentures- a twelve month period, not the term of the convertible debenture of 24 months, on a straight line basis. For the year ended June 30, 2006, the amortization was $46,878.

                              ARMOR ELECTRIC, INC.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


REGISTRATION STATEMENT

The Company has also agreed to file a Registration Statement (SB-2) for the above Secured Convertible Debentures Shares and Warrants. The effective date of the SB-2 is to be before 180 days from closing, and the filing date of the SB-2 shall be before 120 days after closing. If the Company does not comply with the above deadlines Liquidating Damages will become due for failure to file the Registration Statement timely which are 2% per month based on the principal amount of the debentures with a maximum of 24%. These damages will be recorded as an expense over the time period the Registration statement fails to meet these deadlines provided.

The Company filed, on Form SB-2, a registration statement on July 25, 2006, with the Securities and Exchange Commission to register all shares and warrants pertaining to both the equity and debt financing transactions of 2005 and 2006. No proceeds are forthcoming in this current registration statement.

NOTE 11 - COMMON STOCK WARRANTS

The following are warrant activities during the years ended June 30, 2006 and 2005:

Issued in 2005 in connection with-

Two 2005 private placements                                          5,190,000
2005 finder's fee for these placements                                 500,000

Total outstanding, June 30, 2005                                     5,690,000

2006 issuances:

2006 convertible debentures                                          1,791,667
                                                                    ----------

Total outstanding, June 30, 2006                                     7,481,667
                                                                    ==========

All of The warrants have "piggy-back" and demand registration rights and shall survive for seven (7) years from the Closing Date. All of the Company's assets and those herein after acquired will collateralize the 2006 convertible security on a first priority basis. The note can be called should the Company become insolvent.

NOTE 12 - SUBSEQUENT EVENTS

RELATED PARTY LOANS

Subsequent to June 30, 2006, additional working capital of $25,000 was provided by an entity owned and controlled by the President of the Company.

                              ARMOR ELECTRIC, INC.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RELATED PARTY SHARE ACTIVITY

On August 17, 2006 an additional 300,000 S-8 free trading shares were issued and escrowed for the benefit of the Securities law firm owned by a shareholder. Those shares which were valued at $.09 per share, and all but 24,000 free trading shares previously held in escrow by the shareholder (230,000) were sold into the market enabling the law firm to apply the proceeds to all outstanding fees and costs owed by the Company as of June 30, 2006.

COMPLETION OF RESEARCH AND DEVELOPMENT PROJECT (UNAUDITED)

Nu Pow'r advised the Company that it completed the electric propulsion system which the Company financed and also received the initial contract for the first 200 motorized taxis to be used in Mexico.