Form 10QSB
period 2006-09-30
Armor Electric, Inc.
filed 2006-11-20
CIK 1211768

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: September 30, 2006

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

                                 (858) 720-0123
                           (Issuer's telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, $0.001 par value                     46,151,681
               (Class)                    (Outstanding as of November 6, 2006)

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                              ARMOR ELECTRIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)


                                TABLE OF CONTENTS


Part I   Financial Information                                              Page

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets
         September 30, 2006 (unaudited) and June 30, 2006................      2

         Unaudited Condensed Consolidated Statements of Operations
         for the three months ended September 30, 2006 and 2005
         and cumulative from inception on October 29, 2003 through
         September 30, 2006..............................................      3

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the three months ended September 30, 2006 and 2005, and cumulative from inception on October 29, 2003 through
         September 30, 2006..............................................      4

         Statements of Stockholders' equity for the period from from
         inception on October 29, 2003 through September 30, 2006........      5

         Notes to Consolidated Financial Statements (unaudited)..........      6

Item 2.  Management's Discussion and Analysis or Plan of Operation.......     10

Item 3.  Controls and Procedures.........................................     13

Part II  OTHER INFORMATION

Item 1.  Legal Proceedings...............................................     13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....     13

Item 3.  Defaults upon Senior Securities.................................     13

Item 4.  Submission of Matters to a Vote of Security Holders.............     13

Item 5.  Other Information...............................................     13

Item 6.  Exhibits and Reports on Form 8-K................................     13

Signatures...............................................................     14

ITEM 1.  FINANCIAL STATEMENTS

                                             ARMOR ELECTRIC, INC.
                                       (A DEVELOPMENT STAGE ENTERPRISE)
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                              SEPTEMBER 30, 2006

                                      ALL ASSETS ARE COLLATERALIZED UNDER
                                  CONVERTIBLE DEBENTURES AND SHAREHOLDER LOAN


                                                                               SEPTEMBER 30,        JUNE 30,
                                                                                   2006               2006
                                                                                -----------       -----------
                               ASSETS                                           (unaudited)
                               ------
  Current Assets
       Cash in bank                                                             $       766       $    27,387
       Prepaid expenses                                                               1,855             5,154
                                                                                -----------       -----------
                            Total Current Assets                                      2,621            32,541

       Deferred financing costs, net                                                 21,363            30,639
                                                                                -----------       -----------

                                                                                $    23,984       $    63,180
                                                                                ===========       ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

  CURRENT LIABILITIES

         Accounts payable                                                       $     5,433       $    62,245
         Accounts payable - related parties                                          19,106            49,404
         Accrued liabilities                                                         99,833            66,614
                                                                                -----------       -----------

         Total Current Liabilities                                                  124,372           178,263

  LONG TERM LIABILITIES

         Convertible debt - related parties, net of
              discount for unamortized balance on
              warrant valuation of $216,362, June 30,
              2006, unamortized
              balance on warrant valuation of $221,147, September 30, 2006           92,093            46,878

         Advance on debt financing-related parties                                   50,000

         Shareholder loan - unamortized balance on warrant
              valuation of $153,876, September 30, 2006                              119,681          276,247
                                                                                -----------       -----------
  Total Liabilities                                                                 293,782           551,388

  COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, $.001 par value, 10,000,000
    shares authorized, none issued                                                       --                --

  Common stock, par value $.001, 100,000,000 shares
  authorized, 40,661,681 issued and 40,431,681 issued
  and outstanding, June 30, 2006, 41,511,681 issued and
  41,437,681 issued and outstanding, September 30, 2006                              41,511            40,661
  Paid in capital                                                                 1,205,331           881,168
  (Deficit) accumulated during the development stage                             (1,228,549)       (1,059,792)
  Shareholder - advance royalties                                                  (323,795)         (323,795)
  Escrowed balance receivable                                                        (6,660)          (26,450)
                                                                                -----------       -----------

  Total Stockholders' Equity (Deficit)                                             (312,162)         (488,208)
                                                                                -----------       -----------

                                                                                $    23,984       $    63,180
                                                                                ===========       ===========

                                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS




                                   ARMOR ELECTRIC, INC.
                             (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (unauditied)

                                                                          CUMULATIVE
                                                                             FROM
                                           THREE MONTHS ENDED           OCTOBER 29, 2003
                                              SEPTEMBER 30,             (INCEPTION) TO
                                        2006               2005        SEPTEMBER 30, 2006
                                    ------------       ------------       ------------

REVENUES                            $         --       $         --       $         --
                                    ------------       ------------       ------------

EXPENSES
   General and administrative:
        Legal fees                        13,802                                43,272
        Consulting fees                       --                                58,501
        Other                             48,367             80,508            268,895
   Interest expense                       14,969                                24,850
   Stock registration costs                   --                                56,377
   Amortization                           91,618                               145,120
   Liquidating damages                        --             57,872             57,872
   Research & development                     --              1,904            573,661
                                    ------------       ------------       ------------

   Total expenses                        168,756            140,284          1,228,548
                                    ------------       ------------       ------------

NET (LOSS)                          $   (168,756)      $   (140,284)      $ (1,228,548)
                                    ============       ============       ============

NET (LOSS) PER SHARE                           *                  *
                                    ============       ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING           40,907,014         40,371,681
                                    ============       ============

*  less than $.01 per share

                    SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS




                                                       ARMOR ELECTRIC, INC.
                                                 (A DEVELOPMENT STAGE ENTERPRISE)
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)

                                                                                                             CUMULATIVE FROM
                                                                                                                OCTOBER 29,
                                                                                                                   2003
                                                                                  THREE MONTHS ENDED          (INCEPTION) TO
                                                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                                                2006              2005             2006
                                                                            -----------       -----------       -----------
OPERATING ACTIVITIES
    Net (loss) from operations                                              $  (168,756)      $  (140,284)      $(1,228,548)

    Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
        Amortization                                                             91,617                             145,119
        Services attributed to stock registration                                                                    35,000
        Contributions to capital                                                  2,010             1,050            75,620
        Common Stock issued for services                                         46,790                             148,341

    Changes in operating assets and liabilities:
        (Decrease) in state income tax payable                                                     (1,600)
        Increase/ (decrease) in accounts payable                                (87,110)            1,796            24,013
        Increase in trust funds                                                                                         553
        (Increase)/ decrease in prepaid expenses                                  3,299            (3,432)           (1,855)
        Increase in accrued liquidating damages                                                    57,872            57,872
        Increase in accrued interest                                             14,969                              24,751
        (Decrease) in accounts payable - related party                                            (10,000)          (10,868)
        Increase in accrued payroll                                              18,250             6,300            55,450
                                                                            -----------       -----------       -----------

    Total adjustments                                                            89,825            51,986           553,996
                                                                            -----------       -----------       -----------

            NET CASH (USED) BY OPERATING ACTIVITIES                             (79,931)          (88,298)         (674,552)
                                                                            -----------       -----------       -----------

INVESTING ACTIVITIES:
    (Increase) in financing costs                                                                                   (37,262)
    Shareholder advances - advance royalties                                                      (21,000)         (323,796)
                                                                            -----------       -----------       -----------

            NET CASH (USED) BY INVESTING ACTIVITIES                                  --           (21,000)         (361,058)
                                                                            -----------       -----------       -----------

FINANCING ACTIVITIES
    Proceeds from sale of common stock                                           55,000            35,000           497,819
    Increase/ (decrease) in shareholder loan                                     (2,690)                            273,557
    Increase in convertible debt - related parties                                                                  265,000
                                                                            -----------       -----------       -----------

            NET CASH (USED) BY FINANCING ACTIVITIES                              52,310            35,000         1,036,376
                                                                            -----------       -----------       -----------

            NET INCREASE (DECREASE) IN CASH                                     (26,622)          (74,298)              765

            CASH, BEGINNING OF PERIOD                                            27,387           107,700                --
                                                                            -----------       -----------       -----------

            CASH, END OF PERIOD                                             $       766       $    33,401       $       766
                                                                            ===========       ===========       ===========

SUPPLEMENTAL CASH INFORMATION
                Income taxes paid                                                             $     1,600
                                                                                              ===========

SUPPLEMENTAL NON-CASH INFORMATION

                Common stock escrowed for future legal services:
                Escrow beginning balance                                    $    26,450                         $    34,500
                Shares transferred to escrow                                     27,000                              27,000
                Shares applied to legal services                                (46,790)                            (54,840)
                                                                            -----------                         -----------
                Escrowed balance receivable, 74,000 shares                  $     6,660                         $     6,660
                                                                            ===========                         ===========

                Granite convertible debt discount:
                Beginning balance                                           $   216,362                         $   263,240
                Increase in discount on debt - Granite                           35,836                              35,836
                Amortization                                                    (31,051)                            (77,929)
                                                                            -----------                         -----------
                Discount on debt - Granite balance                          $   221,147                         $   221,147
                                                                            ===========                         ===========

                Pinstripe convertible debt discount:
                Increase in discount on debt - Granite                      $   205,168                         $   205,168
                Amortization                                                    (51,292)                            (51,292)
                                                                            -----------                         -----------
                Discount on debt - Granite balance                          $   153,876                         $   153,876
                                                                            ===========                         ===========

                                          SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                                                       ARMOR ELECTRIC, INC.
                                                 (A DEVELOPMENT STAGE ENTERPRISE)
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                Escrowed Shares               (Deficit)      Total
                                       Common Stock                  Common   ------------------             Accumulated    Stock-
                                    -------------------              Stock     Number            Shareholder   During       holders'
                                                          Paid-in Subscription   of     Balance   Advanced   Development    Equity
                                       Shares   Amount    Capital  Receivable  Shares  Receivable  Royalty      Stage      (Deficit)
                                    ----------- -------  ----------  ------  ---------  --------  ---------  -----------  ---------
Inception, Oct 30, 2003, Stock
issued for services @ $.001 per
share                                     1,000 $     1  $       --  $   --         --  $     --  $      --  $        --  $       1

April 21, 2004
Stock issued for services @
$0.001 per share                     20,999,000  20,999           1                                                          21,000

Contributed Capital                                          15,232                                                          15,232

Net (Loss), for the period ended
April 27, 2004                                                                                                   (37,033)   (37,033)
                                    ----------- -------  ----------  ------  ---------  --------  ---------  -----------  ---------
BALANCE, APRIL 27, 2004              21,000,000  21,000      15,233                                              (37,033)      (800)

Recapitalization, April 27, 2004     13,717,333  13,717     (34,558)                                                  --    (20,841)

Contributed Capital                                           3,308                                                           3,308

Net (loss) for period                                                                                             (9,308)    (9,308)
                                    ----------- -------  ----------  ------  ---------  --------  ---------  -----------  ---------
BALANCE, JUNE 30, 2004               34,717,333  34,717     (16,017)                                             (46,341)   (27,641)

Shares issued October 15, 2004 @
$0.25 for marketing consulting
services                                150,000     150      37,350                                                          37,500

Shares issued February 16, 2005 to
escrow @ $0.115 per share               300,000     300      34,200           (300,000)  (34,500)                                --

Shares issued January 21, 2005 @
$.115 per share for legal services
provided                                304,348     304      34,696                                                          35,000

Shares issued February 4, 2005 for
cash at $.10 per share                  300,000     300      29,700                                                          30,000

Shares issued February 8, 2005 for
cash at $.10 per share                1,050,000   1,050     103,950                                                         105,000

Shares issued February 9, 2005 for
cash at $.10 per share                  100,000     100       9,900                                                          10,000

Shares issued February 16, 2005 for
cash at $.10 per share                  350,000     350      34,650                                                          35,000

Shares issued February 17, 2005 for
cash  at $.10 per share                 350,000     350      34,650                                                          35,000

Shares issued February 18, 2005 for
cash at $.10 per share                  100,000     100       9,900                                                          10,000

Shares issued February 20, 2005 for
cash at $.10 per share                  100,000     100       9,900                                                          10,000

Shares issued February 22, 2005 for
cash at $.10 per share                2,600,000   2,600     257,400                                                         260,000

Shares issued February 28, 2005 for
cash at $.10 per share                  100,000     100       9,900                                                          10,000

Shares issued March 4, 2005 for
cash at $.10 per share                   40,000      40       3,960                                                           4,000

Common stock subscribed, March 4,
2005 at $.10 per share                   10,000      10         990                                                           1,000

Shares issued May 20, 2005 for
cash at $.10 per share                  100,000     100       9,900                                                          10,000

Common stock subscription receivable                                 (1,000)                                                 (1,000)

Stock offering costs                                        (76,182)                                                        (76,182)

Shareholder advance royalties                                                                      (264,795)               (264,795)

Contributed capital                                          48,970                                                          48,970

Net (loss) for period                                                                                           (189,352)  (189,352)
                                    ----------- -------  ----------  ------  ---------  --------  ---------  -----------  ---------
BALANCE, JUNE 30, 2005               40,671,681  40,671     577,818  (1,000)  (300,000)  (34,500)  (264,795)    (235,693)    82,501

                                                                5a
(continued)



                                                                                Escrowed Shares               (Deficit)      Total
                                       Common Stock                  Common   ------------------             Accumulated    Stock-
                                    -------------------              Stock     Number            Shareholder   During       holders'
                                                          Paid-in Subscription   of     Balance   Advanced   Development    Equity
                                       Shares   Amount    Capital  Receivable  Shares  Receivable  Royalty      Stage      (Deficit)
                                    ----------- -------  ----------  ------  ---------  --------  ---------  -----------  ---------

Cancelled common stock subscribed,
March 4, 2005 at $.10 per share         (10,000)    (10)       (990)  1,000                                                      --

Contributed capital                                           6,100                                                           6,100

Correction to stock offering
costs-prior year                                             35,000                                                          35,000

Shares issued from escrowed shares                                              70,000     8,050                              8,050

Discount on convertible debt
- warrants                                                  263,240                                                         263,240

Shareholder advance royalties                                                                       (59,000)                (59,000)

Net (loss) for the year                                                                                         (824,099)  (824,099)
                                    ----------- -------  ----------  ------  ---------  --------  ---------  -----------  ---------
BALANCE, JUNE 30, 2006               40,661,681  40,661     881,168      --   (230,000)  (26,450)  (323,795)  (1,059,792)  (488,208)
(UNAUDITED)
Contributed capital                                           2,010                                                           2,010

Shares issued August 16, 2006 to
escrow @ $0.09 per share                300,000     300      26,700           (300,000)  (27,000)                                --

Shares issued from escrow                                                      456,000    46,790                             46,790

Discount on convertible debt
- warrants                                                  241,004                                                         297,250

Shares issued September 18, 2006
for cash at $.10 per share              550,000     550      54,450                                                          55,000

Net (loss) for three months                                                                                     (168,756)  (168,756)
                                    ----------- -------  ----------  ------  ---------  --------  ---------  -----------  ---------

BALANCE, SEPTEMBER 30, 2006,
(UNAUDITED)                          41,511,681 $41,511  $1,261,578  $   --    (74,000) $ (6,660) $(323,795) $ (1228,549) $(312,161)
                                    =========== =======  ==========  ======  =========  ========  =========  ===========  =========


                                             SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                                 5b

                              ARMOR ELECTRIC, INC.

Notes to Financial Statements (unaudited)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2006 and the results of its operations and cash flows for the three months ended September 30, 2006 and 2005 have been made. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended June 30, 2007.

These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended June 30, 2006.

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


NOTE 2 - RELATED PARTY TRANSACTIONS

An affiliate owned by the President of the Company loaned $276,247 to the Company as of June 30, 2006. Subsequently, in the current quarter, this was transferred to a convertible debt of $273,557 and the balance of $2,690 was reclassed to accounts payable - related party. The proceeds of this loan, of which all but $12,000 was provided during the year ended June 30, 2006, were used solely to finance the Company's R&D technology. This debt is collateralized by a second position on all of the assets of the Company and is payable with interest at 10.25 percent per annum on July 1, 2008. The convertible note has provisions that are fully described in Note 3 below.

The same affiliate also loaned the Company in the current period ended September 30, 2006, $55,000. On September 18, 2006 this new loan was paid in full with the issuance of 550,000 units, which includes one share of the Company's common stock and one warrant to purchase an additional share of common stock. The shares were valued at $ 0.10 per share, and the warrants have a conversion price of $0.15 per share with an expiration date of September 18, 2008

In addition to related party transactions included elsewhere, one shareholder's law firm, which is the Company's SEC legal and general corporate counsel, was issued on February 16, 2005, 300,000 free trading shares pursuant to filing a Form S-8 in January 21, 2005, to be held in escrow by him against future services. These shares were issued at a value of $34,500, but not considered outstanding as of June 30, 2006 or 2005, for purposes of computing loss per share. During the current period ending September 30, 2006 this same law firm redeemed the remaining June 30, 2006, balance of 230,000 shares with a value of $26,450.

On August 16, 2006, this same law firm was issued an additional 300,000 free trading shares pursuant to a form S-8 filing on January 21, 2005 to be held in escrow by him for future services. These shares were issued at a value of $27,000, but not considered outstanding as of September 30, 2006. During the current period ending September 30, 2006, the law firm redeemed 226,000 escrowed shares with a value of $20,340 leaving a balance in escrow of $6,660 or 74,000 shares as of September 20, 2006.

During the quarter ended September 30, 2006, the law firm billed $13,802 for legal services. The outstanding balance owed to the law firm as of September 30, 2006, which is shown as accounts payable-related party, was $16,416.

As of September 30, 2006, the Company amortized $9,275 of previously capitalized legal fees of $37,262, resulting in an unamortized balance of $21,363 of deferred financing costs at September 30, 2006. The previously capitalized legal fees related to the Granite Financial convertible debentures dated April 24, 2006, included $19,262 of legal fees charged by the related party law firm.



NOTE 3 - DEBT FINANCING

CONVERTIBLE DEBENTURE-AFFILIATE
-------------------------------

On July 1, 2006, the Company formalized an agreement with the affiliate referred to in Note 2 above. The affiliate is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of the Debenture, or any part of the principal amount of the Debenture is converted into shares of the Company's common stock, par value $.001 per share, at the price per share of $0.12. The Company shall make annual interest payments to the affiliate, on each conversion date (as to the principal amount being converted) and on the maturity date. The interest shall be calculated on a 360 day basis and will accrue daily. The Debenture holder was granted a warrant to purchase 2,279,642shares of the Company's Common Stock at the share price of $0.16.

The Company has determined that the detachable warrant qualifies as a derivative valued at $205,168 using Black-Scholes option pricing model using the following assumptions: stock price volatility of 114.00%, risk free rate of return of 5.05%; dividend yield of 0% and a 7.0 year term. The face amount of the convertible debenture of $273,557 was proportionately allocated to the debenture and the warrants in the amount of $68,389 and $205,168, respectively.

The total warrant value of $205,168 has been accounted for as a debt discount which is being amortized and treated as interest expense over the period of expected repayment of the debentures- a twelve month period, not the term of the convertible debenture of 24 months, on a straight line basis. For the period ended September 30, 2006, the amortization was $51,292.

CONVERTIBLE DEBENTURE - GRANITE
-------------------------------

On July 1, 2006, we received an additional $50,000 on a convertible debenture, from Granite Financial that was disclosed in the period ended June 30, 2006, making the total debt $265,000. The debt holder is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of the Debenture, or any part of the principal amount of the Debenture is converted into shares of the Company's common stock, par value $.001 per share, at the price per share of $0.12. The Company shall make annual interest payments to the affiliate, on each conversion date (as to the principal amount being converted) and on the maturity date. The interest shall be calculated on a 360 day basis and will accrue daily. The debenture also has a condition that if the loan is not paid in full in one year its principal will increase to $66,500. The Debenture holder was granted a warrant to purchase 416,667 shares of the Company's Common Stock at the share price of $0.16 for this $50,000 of additional debt.

The Company has determined that the detachable warrant qualifies as a derivative valued at $35,836 using Black-Scholes option pricing model using the following assumptions: stock price volatility of 114.00%, risk free rate of return of 5.05%; dividend yield of 0% and a 7.0 year term. The face amount of the additional installment of the convertible debenture of $50,000 was proportionately allocated to the debenture and the warrants in the amount of $14,164 and $35,836, respectively

The total warrant value of $35,836 has been accounted for as a debt discount which is being amortized and treated as interest expense over the period of expected repayment of the debentures- a twelve month period, not the term of the convertible debenture of 24 months, on a straight line basis. For the period ended September 30, 2006, the amortization was $8,934.

NOTE 4 - COMMON STOCK WARRANTS

The following are warrant activities during the period ended September 30, 2006 and June 30, 2006:

Total outstanding, June 30, 2006                                      7,481,667

Additional issuances during the quarter:

2006 private placement                                                  550,000

2006 convertible debentures                                           2,696,309
                                                                    -----------

Total outstanding, September 30, 2006                                10,727,976
                                                                    ===========

All of The warrants have "piggy-back" and demand registration rights and shall survive for seven (7) years from the Closing Date, except for the warrants issued to the affiliate as further described in Note 2 above which shall expire in two (2) years.


NOTE 5 - CONTRIBUTED CAPITAL

Capital contributed during the period ended September 30, 2006 of $2,010 for office overhead was based on the fair value of such services.


NOTE 6 - JOINT VENTURE

We are still negotiating with, Nu Pow'r LLC to establish an acceptable Joint Venture with us in which to enable the further development of our technology and related contracts. No further research and development expense was incurred during the quarter. We did pay $56,068 to Nu Pow'r LLC during the current quarter to reduce the outstanding liability to them of $61,500 as of June 30, 2006.

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

Financing for the above additional consideration was arranged during the first calendar quarter of 2005 through two private placements of the Company's common stock totaling $520,000. Substantial stock offering and legal fees in connection with this financing were also incurred. Subsequent to that, we received additional debt financing from related parties which was used mainly to continue the technology process. The Company continues to seek additional debt and/or equity financing as it is in a critical development stage in which the technology has been developed for an initial 200 unit contract for a battery operated vehicle to be used in Mexico, however, the Joint Venture partner, Nu Pow'r is in the process of finalizing with us a commitment to go forward with the relationship we required to produce the vehicles.

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

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------

The Company has incurred operating losses since its inception related primarily to development amortization and general administration costs. During the three months ended September 30, 2006, the Company posted a loss of $168,756compared to a loss of $140,284 for the three months ended September 30, 2005 and the Company has posted a cumulative loss of $1,228,548 since inception.

The Company's main focus during the three months ended September 30, 2006 has been the continued development of the marketing rights owned by Nova Electric Systems Inc. and financing of the Agreement used to obtain those rights.

GENERAL & ADMINISTRATIVE EXPENSES
----------------------------------

General and administrative expenses were $13,802 during the three months ended September 30, 2006, compared to $0 for the three months ended September 30, 2005. The increase in 2006 is due to the increased operations within the Company.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

Since inception, the Company has financed its operations from private financing. The company has suffered recurring losses from operations and has a working capital deficiency of $$121,751 (current assets less current liabilities) as of September 30, 2006.

FINANCING
----------

The Company's capital requirements have not been significant in the past but the Company anticipates it will increase as development and product launch begins.

DEBT FINANCING
--------------

Convertible Debenture - Affiliate

As of June 30, 2006, an affiliate owned by the president of the Company loaned $276,247 to the Company and subsequently during the three months September 30, 2006, it was transferred to a convertible debt of $273,557 and the balance of $2,690 was re-classed to accounts payable of related party. To proceeds of this loan, of which all but $12,000 was provided during the year ended June 30, 2006, were solely to finance the Company's R & D technology. The debt is collateralized by a second position on all of the assets of the Company and is payable with interest at 10.25% per annum on July 1, 2008.

On July 1, 2006, The Company formalized an agreement with the affiliate and the affiliate is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment paid in full of the Debenture, or any part of the principal amount of the Debenture is converted into shares of the Company's common stock, par value $.001 per share, at a price of $0.12 per share. The Company shall make annual interest payments to the affiliate, on each conversion date (as to the principal amount being converted) and on the maturity date. The interest shall be calculated on a 360 day basis and will accrue daily. The Debenture holder was granted a warrant to purchase 2,279,642shares of the Company's common stock at a price of $0.16.

Convertible Debenture - Granite

On July 1, 2006, the Company received an additional $50,000 on a convertible debenture, from Granite Financial that was disclosed in the period ended June 30, 2006, making the total debt $265,000. The debt holder is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of the Debenture, or any part of the principal amount of the Debenture is converted into shares of the Company's common stock, par value $.001 per share, at the price per share of $0.12. The Company shall make annual interest payments to the affiliate, on each conversion date (as to the principal amount being converted) and on the maturity date. The interest shall be calculated on a 360 day basis and will accrue daily. The debenture also has a condition that if the loan is not paid in full in one year its principal will increase to $66,500. The Debenture holder was granted a warrant to purchase 416,667 shares of the Company's Common Stock at the share price of $0.16 for this $50,000 of additional debt.

COMMON STOCK WARRANTS
---------------------

The following are warrant activities during the period ended September 30, 2006 and June 30, 2006:

Total outstanding, June 30, 2006                           7,481,667

Additional issuances during the quarter:

2006 private placement                                       550,000

2006 convertible debentures                                2,696,309
                                                         -----------

Total outstanding, September 30, 2006                     10,727,976
                                                         ===========

All of The warrants have "piggy-back" and demand registration rights and shall survive for seven (7) years from the Closing Date, except for the warrants issued to the affiliate as further described in Note 2 above which shall expire in two (2) years.

CASH REQUIREMENTS AND NEED FOR ADDITIONAL FUNDS
-----------------------------------------------

In order to develop the Company's marketing strategy, the Company anticipates it will require approximately $750,000in the coming year for general and administrative expenses and research and development which could be provided through additional financing by way of private placements such as the Company has done in the past.

RELATED PARTY TRANSACTIONS
--------------------------

On August 16, 2006, the Company issued 300,000 free trading shares to Thomas A. Braun Law Corporation pursuant to a Form S-8 filed with SEC on January 21, 2005. The shares will be held in escrow by the law firm for its future legal services. The shares issued at a value of $27,000.

On September 18, 2006, the Company issued 550,000 units, which includes one share of the Company's common stock and one warrant to purchase an additional share of common stock as full payment for a loan of $55,000 to an affiliate owned by the president of the Company. The shares were valued at $0.10 per share, and the warrants have a conversion price of $0.15 per share with an expiration date of September 18, 2008.

ITEM 3. CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of September 30, 2006 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2006 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.


                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2006, the Company has issued the following unregistered securities:

On September 18, 2006, the Company issued 550,000 units, which includes one share of the Company's common stock and one warrant to purchase an additional share of common stock to an affiliate owned by the president of the Company as full payment for a loan of $55,000. The shares were valued at $0.10 per share, and the warrants have a conversion price of %0.15 per share with an expiration date of September 18, 2008.

During the three months ended September 30, 2006, the Company has issued the following convertible debentures:

On July 1, 2006, the Company formalized an agreement with the affiliate referred to in Note 2 above. The affiliate is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of the Debenture, or any part of the principal amount of the Debenture is converted into shares of the Company's common stock, par value $.001 per share, at the price per share of $0.12. The Company shall make annual interest payments to the affiliate, on each conversion date (as to the principal amount being converted) and on the maturity date. The interest shall be calculated on a 360 day basis and will accrue daily. The Debenture holder was granted a warrant to purchase 2,279,642shares of the Company's Common Stock at the share price of $0.16.

On July 1, 2006, the Company received an additional $50,000 on a convertible debenture, from Granite Financial that was disclosed in the period ended June 30, 2006, making the total debt $265,000. The debt holder is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of the Debenture, or any part of the principal amount of the Debenture is converted into shares of the Company's common stock, par value $.001 per share, at the price per share of $0.12. The Company shall make annual interest payments to the affiliate, on each conversion date (as to the principal amount being converted) and on the maturity date. The interest shall be calculated on a 360 day basis and will accrue daily. The debenture also has a condition that if the loan is not paid in full in one year its principal will increase to $66,500. The Debenture holder was granted a warrant to purchase 416,667 shares of the Company's Common Stock at the share price of $0.16 for this $50,000 of additional debt

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

The Company is still negotiating with, Nu Pow'r LLC to establish an acceptable Joint Venture in which to enable the further development of the Company's technology and related contracts. No further research and development expense was incurred during the quarter. The Company has paid $56,068 to Nu Pow'r LLC during the three months ended September 30, 2006 to reduce the outstanding liability to them of $61,500 as of June 30, 2006.

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

------------------------------------
(1) Previously filed as an exhibit to the Company's Form 10-SB as filed on January 6, 2003

(2) Previously filed as an exhibit to the Company's Form 10-KSB as filed on October 15, 2004

(b) Reports on Form 8-K filed during the three months ended September 30, 2006.

On August 21, 2006, the Company filed Form 8-K/A under Item 1.01 with respect to the Company's share exchange agreement with Nova Electric Systems Inc.

                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 20, 2006                     ARMOR ELECTRIC INC.


                                            /s/ Merrill Moses
                                            ------------------------------------
                                            Merrill Moses
                                            President