Form 10QSB
period 2006-12-31
Armor Electric, Inc.
filed 2007-02-14
CIK 1211768

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: December 31, 2006

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

                                 (858) 720-0123
                           (Issuer's telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, $0.001 par value                     42,821,681
               (Class)                    (Outstanding as of December 31, 2006)

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                              ARMOR ELECTRIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)


                                TABLE OF CONTENTS


                       Part I Financial Information Page

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets
         December 31, 2006 (unaudited) and June 30, 2006 ................      2

         Unaudited Condensed Consolidated Statements of Operations
         for the three and six months ended December 31, 2006 and 2005 and cumulative from inception on October 29, 2003 through
         December 31, 2006 ..............................................      3

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the six months ended December 31, 2006 and 2005, and
         cumulative from inception on October 29, 2003 through
         December 31, 2006 ..............................................      4

        Statements of Stockholders' equity for the period from inception
        on October 29, 2003 through December 31, 2006 (unaudited) .......      5

         Notes to Consolidated Financial Statements (unaudited)..........      6

Item 2.  Management's Discussion and Analysis or Plan of Operation.......     11

Item 3.  Controls and Procedures.........................................     14

Part II  OTHER INFORMATION

Item 1.  Legal Proceedings...............................................     14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....     14

Item 3.  Defaults upon Senior Securities.................................     14

Item 4.  Submission of Matters to a Vote of Security Holders.............     14

Item 5.  Other Information...............................................     14

Item 6.  Exhibits and Reports on Form 8-K................................     15

Signatures...............................................................     15


ITEM 1.  FINANCIAL STATEMENTS


                                        ARMOR ELECTRIC, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                 ALL ASSETS ARE COLLATERALIZED UNDER
                             CONVERTIBLE DEBENTURES AND SHAREHOLDER LOAN


                                                                       DECEMBER 31,       JUNE 30,
                                                                           2006             2006
                                                                       -----------       -----------
                               ASSETS                                  (unaudited)
                               ------

Current Assets

     Cash in bank                                                      $    37,031       $    27,387
     Prepaid expenses                                                        1,855             5,154
                                                                       -----------       -----------
            Total Current Assets                                            38,886            32,541

     Deferred financing costs, net                                          31,945            30,639
                                                                       -----------       -----------


                                                                       $    70,831       $    63,180
                                                                       ===========       ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


CURRENT LIABILITIES

       Accounts payable                                                $     5,432       $    62,245
       Accounts payable - related parties                                   33,086            49,404
       Accrued liabilities                                                 133,873            66,614
                                                                       -----------       -----------

       Total Current Liabilities                                           172,391           178,263

LONG TERM LIABILITIES

       Convertible debt - related parties, net of discount for
            unamortized balance on warrant valuation of $216,362,
            June 30, 2006, and $146,557, December 31, 2006                 166,683            46,878

       Advance on debt financing-related parties                                              50,000

       Shareholder loan - unamortized balance on warrant
            valuation of $102,586, December 31, 2006                       170,971           276,247

                                                                       -----------       -----------
Total Liabilities                                                          510,044           551,388

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.001 par value, 10,000,000
  shares authorized, none issued                                                --                --

Common stock, par value $.001, 100,000,000 shares authorized,
  40,661,681 issued and 40,431,681 issued and outstanding,
  June 30, 2006, 42,821,681 issued and 42,521,681 issued and
  outstanding, December 31, 2006                                            42,821            40,661
Paid in capital                                                          1,353,148           881,168
(Deficit) accumulated during the development stage                      (1,474,387)       (1,059,792)
Shareholder - advance royalties                                           (333,795)         (323,795)
Escrowed balance receivable                                                (27,000)          (26,450)
                                                                       -----------       -----------

Total Stockholders' Equity (Deficit)                                      (439,212)         (488,208)
                                                                       -----------       -----------

                                                                       $    70,831       $    63,180
                                                                       ===========       ===========


                           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                -2-







                                                       ARMOR ELECTRIC, INC.
                                                 (A DEVELOPMENT STAGE ENTERPRISE)
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)


                                                                                                               CUMULATIVE
                                                                                                                   FROM
                                          THREE MONTHS ENDED                     SIX MONTHS ENDED             OCTOBER 29, 2003
                                               DECEMBER 31,                         DECEMBER 31,               (INCEPTION) TO
                                        2006               2005               2006               2005         DECEMBER 31, 2006
                                    ------------       ------------       ------------       ------------       ------------
REVENUES                            $         --       $         --       $         --       $         --       $         --
                                    ------------       ------------       ------------       ------------       ------------

EXPENSES
   General and administrative:
        Legal fees                        22,581             16,623             36,383             55,766             65,853
        Consulting fees                       --                                    --                                58,501
        Other                             62,385             15,330            110,752             56,696            331,280
   Interest expense                       15,790                                30,759                                40,640
   Stock registration costs                   --                                    --                                56,377
   Amortization                          145,084                               236,700                               290,202
   Liquidating damages                        --                                    --                                57,872
   Research & development                     --              4,085                 --              5,989            573,661
                                    ------------       ------------       ------------       ------------       ------------

   Total expenses                        245,841             36,038            414,595            118,451          1,474,387
                                    ------------       ------------       ------------       ------------       ------------

NET (LOSS)                          $   (245,841)      $    (36,038)      $   (414,595)      $   (118,451)      $ (1,474,387)
                                    ============       ============       ============       ============       ============

NET (LOSS) PER SHARE                $      (0.01)              *          $      (0.01)             *
                                    ============       ============       ============       ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING           42,149,014         40,371,681         41,528,014         40,371,681
                                    ============       ============       ============       ============

* less than $.01 per share


                                         SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                                               -3-







                                                       ARMOR ELECTRIC, INC.
                                                 (A DEVELOPMENT STAGE ENTERPRISE)
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)

                                                                                                                   CUMULATIVE FROM
                                                                                                                      OCTOBER 29,
                                                                                                                         2003
                                                                                         SIX MONTHS ENDED           (INCEPTION) TO
                                                                                            DECEMBER 31,              DECEMBER 31,
                                                                                      2006              2005             2006
                                                                                  -----------       -----------       -----------
OPERATING ACTIVITIES
          Net (loss) from operations                                              $  (414,595)      $  (118,451)      $(1,474,387)

          Adjustments to reconcile net (loss) to net cash provided
            (used) by operating activities:
              Amortization                                                            236,700                             290,202
              Services attributed to stock registration                                                                    35,000
              Contributions to capital                                                  4,020             2,100            77,630
              Common Stock issued for services                                         53,450                             155,001

          Changes in operating assets and liabilities:
              (Decrease) in state income tax payable                                                     (1,600)
              Increase/ (decrease) in accounts payable                                (73,131)           10,282            37,992
              Increase in trust funds                                                                                         553
              (Increase)/ decrease in prepaid expenses                                  3,299            (6,528)           (1,855)
              Increase in accrued liquidating damages                                                                      57,872
              Increase in accrued interest                                             30,759                              40,541
              (Decrease) in accounts payable - related party                                            (10,000)          (10,868)
              Increase in accrued payroll                                              36,500            12,600            73,700
                                                                                  -----------       -----------       -----------

          Total adjustments                                                           291,598             6,854           755,769
                                                                                  -----------       -----------       -----------

           NET CASH (USED) BY OPERATING ACTIVITIES                                   (122,997)         (111,597)         (718,618)
                                                                                  -----------       -----------       -----------

INVESTING ACTIVITIES:
          (Increase) in financing costs                                                                                   (37,262)
          Shareholder advances - advance royalties                                    (10,000)          (21,000)         (333,796)
                                                                                  -----------       -----------       -----------

           NET CASH (USED) BY INVESTING ACTIVITIES                                    (10,000)          (21,000)         (371,058)
                                                                                  -----------       -----------       -----------
FINANCING ACTIVITIES
         Proceeds from sale of common stock, net of costs                             145,331            35,000           588,150
         Increase/ (decrease) in shareholder loan                                      (2,690)                            273,557
         Increase in convertible debt - related parties                                                                   265,000
                                                                                  -----------       -----------       -----------

           NET CASH PROVIDED BY FINANCING ACTIVITIES                                  142,641            35,000         1,126,707
                                                                                  -----------       -----------       -----------

           NET INCREASE (DECREASE) IN CASH                                              9,644           (97,597)           37,031

           CASH, BEGINNING OF PERIOD                                                   27,387           107,700                --
                                                                                  -----------       -----------       -----------

           CASH, END OF PERIOD                                                    $    37,031       $    10,103       $    37,031
                                                                                  ===========       ===========       ===========
SUPPLEMENTAL CASH INFORMATION
                          Income taxes paid                                                         $     1,600
                                                                                                    ===========
SUPPLEMENTAL NON-CASH INFORMATION

                          Accrued liquidating damages to shareholders                               $    64,991
                                                                                                    ===========
                          Financing costs paid with warrants - Granite            $ 29,786.00                         $ 29,786.00
                                                                                  ===========                         ===========
                          Common stock escrowed for future legal services:
                          Escrow beginning balance                                $    26,450                         $        --
                          Shares transferred to escrow                                 54,000                              88,500
                          Shares applied to legal services                            (53,450)                            (61,500)
                                                                                  -----------                         -----------
                          Escrowed balance receivable, 300,000 shares             $    27,000                         $    27,000
                                                                                  ===========                         ===========
                          Granite convertible debt discount:
                          Beginning balance                                       $   216,362                         $        --
                          Allocation of debt to warrant valuation                      35,836                             299,076
                          Amortization                                               (105,641)                           (152,519)
                                                                                  -----------                         -----------
                          Discount on debt - Granite balance                      $   146,557                         $   146,557
                                                                                  ===========                         ===========

                          Pinstripe convertible debt discount:
                          Allocation of debt to warrant valuation                 $   205,168                         $   205,168
                          Amortization                                               (102,582)                           (102,582)
                                                                                  -----------                         -----------
                          Discount on debt - Pinstripe balance                    $   102,586                         $   102,586
                                                                                  ===========                         ===========

                                          SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                               -4-







                                                       ARMOR ELECTRIC, INC.
                                                 (A DEVELOPMENT STAGE ENTERPRISE)
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                Escrowed Shares               (Deficit)      Total
                                       Common Stock                  Common   ------------------             Accumulated    Stock-
                                    -------------------              Stock     Number            Shareholder   During       holders'
                                                          Paid-in Subscription   of     Balance   Advanced   Development    Equity
                                       Shares   Amount    Capital  Receivable  Shares  Receivable  Royalty      Stage      (Deficit)
                                    ----------- -------  ----------  ------  ---------  --------  ---------  -----------  ---------
Inception, Oct 30, 2003, Stock
issued for services @ $.001 per
share                                     1,000 $     1  $       --  $   --         --  $     --  $      --  $        --  $       1

April 21, 2004
Stock issued for services @
$0.001 per share                     20,999,000  20,999           1                                                          21,000

Contributed Capital                                          15,232                                                          15,232

Net (Loss), for the period ended
April 27, 2004                                                                                                   (37,033)   (37,033)
                                    ----------- -------  ----------  ------  ---------  --------  ---------  -----------  ---------
BALANCE, APRIL 27, 2004              21,000,000  21,000      15,233                                              (37,033)      (800)

Recapitalization, April 27, 2004     13,717,333  13,717     (34,558)                                                  --    (20,841)

Contributed Capital                                           3,308                                                           3,308

Net (loss) for period                                                                                             (9,308)    (9,308)
                                    ----------- -------  ----------  ------  ---------  --------  ---------  -----------  ---------
BALANCE, JUNE 30, 2004               34,717,333  34,717     (16,017)                                             (46,341)   (27,641)

Shares issued October 15, 2004 @
$0.25 for marketing consulting
services                                150,000     150      37,350                                                          37,500

Shares issued February 16, 2005 to
escrow @ $0.115 per share               300,000     300      34,200           (300,000)  (34,500)                                --

Shares issued January 21, 2005 @
$.115 per share for legal services
provided                                304,348     304      34,696                                                          35,000

Private Placement

Shares issued February 4, 2005 for
cash at $.10 per share, net of
warrant valuation                       300,000     300      13,200                                                          13,500

Shares issued February 8, 2005 for
cash at $.10 per share, net of
warrant valuation                     1,050,000   1,050      59,200                                                         60,250

Shares issued February 9, 2005 for
cash at $.10 per share, net of
warrant valuation                       100,000     100       4,400                                                          4,500

Shares issued February 16, 2005 for
cash at $.10 per share, net of
warrant valuation                       350,000     350      15,590                                                          15,940

Shares issued February 17, 2005 for
cash  at $.10 per share, net of
warrant valuation                       350,000     350      15,590                                                          15,940

Shares issued February 18, 2005 for
cash at $.10 per share, net of
warrant valuation                       100,000     100       4,400                                                          4,500

Shares issued February 20, 2005 for
cash at $.10 per share, net of
warrant valuation                       100,000     100       4,400                                                          4,500

Shares issued February 22, 2005 for
cash at $.10 per share, net of
warrant valuation                     2,600,000   2,600     148,118                                                         150,718

Shares issued February 28, 2005 for
cash at $.10 per share, net of
warrant valuation                       100,000     100       4,400                                                          4,500

Shares issued March 4, 2005 for
cash at $.10 per share, net of
warrant valuation                        40,000      40       1,760                                                           1,800

Common stock subscribed, March 4,
2005 at $.10 per share                   10,000      10         990                                                           1,000

Shares issued May 20, 2005 for
cash at $.10 per share, net of
warrant valuation                       100,000     100       4,400                                                           4,500

Private placement

Warrant valuation on shares issued in
The private placement                                       238,353                                                         238,353

Common stock subscription receivable                                 (1,000)                                                 (1,000)

Stock offering costs                                        (76,182)                                                        (76,182)

Shareholder advance royalties                                                                      (264,795)               (264,795)

Contributed capital                                          48,970                                                          48,970

Net (loss) for period                                                                                           (189,352)  (189,352)
                                    ----------- -------  ----------  ------  ---------  --------  ---------  -----------  ---------
BALANCE, JUNE 30, 2005               40,671,681  40,671     577,818  (1,000)  (300,000)  (34,500)  (264,795)    (235,693)    82,501

                                                               -5a-
(continued)








                                                                                Escrowed Shares               (Deficit)      Total
                                       Common Stock                  Common   ------------------             Accumulated    Stock-
                                    -------------------              Stock     Number            Shareholder   During       holders'
                                                          Paid-in Subscription   of     Balance   Advanced   Development    Equity
                                       Shares   Amount    Capital  Receivable  Shares  Receivable  Royalty      Stage      (Deficit)
                                    ----------- -------  ----------  ------  ---------  --------  ---------  -----------  ---------

Cancelled common stock subscribed,
March 4, 2005 at $.10 per share         (10,000)    (10)       (990)  1,000                                                      --

Contributed capital                                           6,100                                                           6,100

Correction to stock offering
costs-prior year                                             35,000                                                          35,000

Shares issued from escrowed shares                                              70,000     8,050                              8,050

Discount on convertible debt
- warrants                                                  263,240                                                         263,240

Shareholder advance royalties                                                                       (59,000)                (59,000)

Net (loss) for the year                                                                                         (824,099)  (824,099)
                                    ----------- -------  ----------  ------  ---------  --------  ---------  -----------  ---------
BALANCE, JUNE 30, 2006               40,661,681  40,661     881,168      --   (230,000)  (26,450)  (323,795)  (1,059,792)  (488,208)
(UNAUDITED)
Contributed capital                                           4,020

Shares issued August 16, 2006 to
escrow @ $0.09 per share                300,000     300      26,700           (300,000)  (27,000)                                --

Shares issued from escrow -                                                    456,000    46,790                             46,790
September 30,2006

Discount on convertible debt
- warrants                                                  241,004                                                         241,004

Warrant valuation on waiver
agreement                                                    29,786                                                          29,786

Shares issued September 18, 2006 for
Cash at $.10 per share, net of
warrant valuation                       550,000     550      26,172                                                          26,722

Warrant valuation on shares issued
On September 18, 2005                                        28,278                                                          28,278

Shares issued November 9, 2006 for
Cash at $.01 per share, net of
Warrant valuation                        10,000      10         125                                                             135

Warrant valuation on shares issued
on November 9, 2006                                             865                                                             865

Shares issued November 23, 2006 to
escrow @ $.09 per share                 300,000     300      26,700           (300,000)  (27,000)                                --

Shares issued November 30, 2006 for
Cash at $.10 per share, net of
warrant valuation                     1,000,000   1,000      47,546                                                          48,546

Warrant valuation on shares
issued on November 30, 2006                                  51,454                                                          51,454

Shares issued from escrow,
December 31, 2006                                                                74,000    6,600                             6,660

Stock offering costs                                        (10,669)                                                        (10,669)

Shareholder advance royalties                                                                     (10,000)                  (10,000)

Net (loss) for three months                                                                                     (414,595)  (414,595)
                                    ----------- -------  ----------  ------  ---------  --------  ---------  -----------  ---------

BALANCE, DECMEBER 31, 2006,
(UNAUDITED)                          42,821,681 $42,821  $1,353,148  $   --   (300,000) $(27,000) $(333,795) $(1,474,387) $(439,212)
                                    =========== =======  ==========  ======  =========  ========  =========  ===========  =========


                                             SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                                -5b-

                              ARMOR ELECTRIC, INC.

Notes to Financial Statements (unaudited)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of December 31, 2006 and the results of its operations and cash flows for the three and six months ended December 31, 2006 and 2005 have been made. Operating results for the six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ended June 30, 2007.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended June 30, 2006.

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

NOTE 2 - GOING CONCERN

Our unaudited condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have sustained operating losses since inception. As of December 31, 2006, we had a deficit in working capital and stockholders' equity.

Our ability to continue in existence is dependent on its ability to develop additional sources of capital, and to achieve profitable operations. Management's plan is to pursue the completion of a joint venture with NuPowr, the R&D vendor utilized by Armor for the electric propulsion development and sale of products pursuant to its marketing rights. In the event it is unable to achieve profitable operations in the near term, it plans to pursue additional private placements of its common stock. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 3 - RELATED PARTY TRANSACTIONS

In addition to related party transactions included elsewhere, one shareholder's law firm, which is our SEC legal and general corporate counsel, was issued on November 23, 2006 an additional 300,000 free trading shares pursuant to a form S-8 filing on February 16, 2005 to be held in escrow by him for future services. These shares were issued at a value of $27,000, but not considered outstanding as of December 31, 2006, and are not used in the computation of loss per share. During the current period ending December 31, 2006, the law firm redeemed 74,000 escrowed shares with a value of $6,660 leaving a balance in escrow of $27,000 relating to the escrowed 300,000 shares as of December 31, 2006.

We valued all issuances of escrowed shares at market on the date of issuance, and created a contra equity account to provide for the amount receivable there from. As escrowed shares are sold into the open market by the law firm, we reduce the originally assigned value of the shares from contra equity account, and apply that amount as a reduction of the amount owing to the law firm. Any gain or loss on the sale of the escrowed shares is considered a gain or loss by the law firm, since they were in control of the sale of the escrowed shares, not us.

During the quarter ended December 31, 2006, the law firm billed $20,640 for legal services. The outstanding balance owed to the law firm as of December 31, 2006, which is shown as accounts payable-related party, was $30,396.

In addition to the amortization referred to in Note 6, we amortized $9,275 in the quarter ended December 31, 2006 and $18,550 in the six months ended December 31, 2006, of previously capitalized legal fees of $37,262. The previously capitalized legal fees related to the Granite Financial convertible debentures dated April 24, 2006, included $19,262 of legal fees charged by the related party law firm.

NOTE 3 - COMMON STOCK WARRANTS

The following are warrant activities during the six month period ended December 31, 2006


                                                        Total     Warrants at $.15   Warrants at $.16
                                                        -----     ----------------   ----------------
Total outstanding, June 30, 2006                      7,481,667       5,690,000          1,791,667

Additional issuances during the period:

2006 private placement, September 18, 2006              550,000         550,000

2006 convertible debentures, Granite                    416,667                            416,667

2006 convertible debentures, Pinstripe                2,279,642                          2,279,642

2006 private placement, November 9, 2006                 10,000          10,000

2006 private placement, November 30, 2006             1,000,000       1,000,000

2006 waiver agreement, October 1, 2006, Granite         312,500                            312,500
                                                     ----------      ----------         ----------
Total additional warrants for period                 4,568,809        1,560,000          3,008,809
                                                     ----------      ----------         ----------

Total outstanding, December 31, 2006                 12,050,476       7,250,000          4,800,476
                                                     ==========      ==========         ==========

All of The warrants have "piggy-back" and demand registration rights and shall survive for seven (7) years from the Closing Date, except for the warrants issued for the private placement further described in Note 7 above which expire in two (2) years.


NOTE 4 - CONTRIBUTED CAPITAL

Capital contributed during the period ended December 31, 2006 of $4,020 for office overhead was based on the fair value of such services.


NOTE 5 - JOINT VENTURE

We are still negotiating with, Nu Pow'r LLC to establish an acceptable Joint Venture with us in which to enable the further development of our technology and related contracts. No further research and development expense was incurred during the current quarter.

NOTE 6 - DEBT AND EQUITY FINANCING

GRANITE FINANCIAL GROUP WAIVER AGREEMENT
----------------------------------------

On October 1, 2006, we entered into a waiver agreement with a member of the Granite Financial Group. In exchange for the waiving of a closing requirement for their second installment, they were granted an additional 312,500 warrants. These warrants have a price of $ .16 per share and have an expiration date of October 1, 2013. The warrant qualifies as a derivative valued at $29,786 using Black-Scholes option pricing model using the following assumptions: stock price volatility of 114.00%, risk free rate of return of 5.05%; dividend yield of 0% and a 7.0 year term.

The warrant valuation is considered a financing cost for the second installment of Convertible Debt from the Granite Financial Group, since this was granted for them waiving a closing requirement for a portion of the second installment. The warrant was valued as indicated above and the amount was recorded as deferred financing costs, which are being amortized over the remaining expected debt repayment period of 9 months beginning October 1, 2006. The amortization for the three month period ending December 31, 2006, is $9,929.

PRIVATE PLACEMENTS
------------------

We had a placement of 1,000,000 units for $.10 per unit on November 30, 2006, each unit consisting of one share of common stock and one stock purchase warrant entitling the owner to acquire one share each per warrant at an exercise price of $.15 per share. The warrants expire on November 30, 2008. As of December 22, 2006, the gross proceeds received were $100,000, less offering costs of $10,669, resulting in net proceeds of $89,331. The stock offering costs comprised of a finders fee to a major shareholder of $10,000 and the balance paid to the same law office mentioned in Note 2. We have reserved shares of unissued common stock for warrant exercises. These shares also have restrictions attached to them on their resale, pursuant to the Stock Purchase Agreement, along with certain restrictions for subsequently issued shares. The detachable warrant qualifies as a derivative valued at $51,454 using Black-Scholes option pricing model using the following assumptions: stock price volatility of 114.00%, risk free rate of return of 5.05%; dividend yield of 0%, and a 7.0 year term, and has been included in paid in capital as an allocation of the proceeds attributed to the sale of the related common stock.

In addition to the above, we had a second placement of 10,000 units for $.10 per unit on November 9, 2006, each unit consisting of one share of common stock and one stock purchase warrant entitling the owner to acquire one share each per warrant at an exercise price of $.15 per share. The warrants expire on November 9, 2008. As of December 31, 2006, the gross proceeds received were $1,000. We have reserved shares of unissued common stock for warrant exercises. These shares also have restrictions attached to them on their resale, pursuant to the Stock Purchase Agreement, along with certain restrictions for subsequently issued shares. The detachable warrant qualifies as a derivative valued at $865 using Black-Scholes option pricing model using the following assumptions: stock price volatility of 114.00%, risk free rate of return of 5.05%; dividend yield of 0% and a 7.0 year term, and has been included in paid in capital as an allocation of the proceeds attributed to the sale of the related common stock.

CONVERTIBLE DEBENTURES - LETTER OF ADJUSTMENT
---------------------------------------------

On December 4, 2006, we also adjusted the Convertible debentures in force at this time to reflect the above referenced private placement. A condition of all the convertible debentures is that if stock is sold for a price less than the conversion price on the face of the note, the conversion price will be adjusted to reflect the last sale price. As a result of this, the convertible notes' terms have changed to an exercise price of $0.10 per share instead of $0.12, and all other terms and conditions remain in force. This change had no effect on the valuation of the derivatives associated with the underlying warrants.


NOTE 7 - TRANSACTION FEE AGREEMENT

On November 27, 2006 we entered into an agreement with Epoch Financial Group, Inc. (Epoch) to provide us with consulting services. Epoch will identify and solicit potential shareholder investors for us and introduce them for finalization of the sale of stock. As part of the agreement Epoch will be paid an amount equal to ten percent of the total consideration from the shareholder's purchase. The term of the agreement is for six months and will expire on May 27, 2007, and the agreement can be terminated with a ten day notice to either party.


NOTE 8 - SUBSEQUENT EVENTS

On January 10, 2007 the Company's SEC legal and general corporate counsel, was issued an additional 150,000 free trading shares pursuant to a form S-8 filing on February 16, 2005 to be held in escrow by him for future services. These shares were issued at a value of $13,500, but not considered outstanding as of that date.

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

OFF BALANCE SHEET ARRANGEMENTS
------------------------------

The Company has no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, change in financial condition, revenues or expenses, result of operations or liquidity. The Company anticipates that the current convertible note and debentures being registered pursuant to the registration statement currently being filed will satisfy the Company's financing needs until profitability.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------

The Company has incurred operating losses since its inception related primarily to development amortization and general administration costs. During the three months ended December 31, 2006, the Company posted a loss of $245,841 compared to a loss of $36,038 for the three months ended December 31, 2005 and the Company has posted a cumulative loss of $1,474,387 since inception.

The Company's main focus during the three months ended December 31, 2006 has been the continued development of the marketing rights owned by Nova Electric Systems Inc. and financing of the Agreement used to obtain those rights.

GENERAL & ADMINISTRATIVE EXPENSES
----------------------------------

General and administrative expenses were $84,966 during the three months ended December 31, 2006, compared to $31,953 for the three months ended December 31, 2005. The increase in 2006 is due to increases in accounting and legal fees, and payroll expenses. The increase in accounting and legal are due to us pursuing a form SB-2 filing as well as our normal filings. In addition, we have had increases in accrued payroll due to more time being devoted by the principals of the Company. We anticipate that these expenses will stay at the same levels, and increase as development and product launch begins


LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

Since inception, the Company has financed its operations from private financing. The company has suffered recurring losses from operations and has a working capital deficiency of $133,505 (current assets less current liabilities) as of December 31, 2006.

FINANCING
----------

The Company's capital requirements have not been significant in the past but the Company anticipates it will increase as development and product launch begins.

DEBT FINANCING
--------------

Convertible Debentures

On December 4, 2006, we adjusted the Convertible debentures in force at this time to reflect private placements completed during the quarter. A condition of all the convertible debentures is that if stock is sold for a price less than the conversion price on the face of the note, the conversion price will be adjusted to reflect the last sale price. As a result of this, the convertible notes' terms have changed to an exercise price of $0.10 per share instead of $0.12, and all other terms and conditions remain in force. This change had no effect on the valuation of the derivatives associated with the underlying warrants.

TRANSACTION FEE AGREEMENT
-------------------------

On November 27, 2006 we entered into an agreement with Epoch Financial Group, Inc. (Epoch) to provide us with consulting services. Epoch will identify and solicit potential shareholder investors for us and introduce them for finalization of the sale of stock. As part of the agreement Epoch will be paid an amount equal to ten percent of the total consideration from the shareholder's purchase. The term of the agreement is for six months and will expire on May 27, 2007, and the agreement can be terminated with a ten day notice to either party.

COMMON STOCK WARRANTS
---------------------

The following are warrant activities during the six months ended December 31, 2006:

                                                        Total     Warrants at $.15   Warrants at $.16
                                                        -----     ----------------   ----------------
Total outstanding, June 30, 2006                      7,481,667       5,690,000          1,791,667

Additional issuances during the period:

2006 private placement, September 18, 2006              550,000         550,000

2006 convertible debentures, Granite                    416,667                            416,667

2006 convertible debentures, Pinstripe                2,279,642                          2,279,642

2006 private placement, November 9, 2006                 10,000          10,000

2006 private placement, November 30, 2006             1,000,000       1,000,000

2006 waiver agreement, October 1, 2006, Granite         312,500                            312,500
                                                     ----------      ----------         ----------
Total additional warrants for period                 4,568,809        1,560,000          3,008,809
                                                     ----------      ----------         ----------

Total outstanding, December 31, 2006                 12,050,476       7,250,000          4,800,476
                                                     ==========      ==========         ==========


All of the warrants have "piggy-back" and demand registration rights and shall survive for seven (7) years from the Closing Date, except for the warrants issued for the private placement further described in Note 7 above which expire in two (2) years.

CASH REQUIREMENTS AND NEED FOR ADDITIONAL FUNDS
-----------------------------------------------

In order to develop the Company's marketing strategy, the Company anticipates it will require approximately $750,000 in the coming year for general and administrative expenses and research and development which could be provided through additional financing by way of private placements such as the Company has done in the past.

RELATED PARTY TRANSACTIONS
--------------------------

On November 23, 2006, the Company issued 300,000 free trading shares to Thomas
A. Braun Law Corporation pursuant to a Form S-8 filed with SEC on February 16, 2005. The shares will be held in escrow by the law firm for its future legal services. The shares issued at a value of $27,000.

Subsequent to the quarter ending December 31, 2006, we issued an additional 150,000 free trading shares to Thomas A. Braun Law Corporation pursuant to a Form S-8 filed with SEC on February 16, 2005. The shares will be held in escrow by the law firm for its future legal services. The shares issued at a value of $13,500.

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

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2006 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.


                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2006, we issued the following unregistered securities:

On October 1, 2006, we entered into a waiver agreement with a member of the Granite Financial Group. In exchange for the waiving of a closing requirement for their second installment, they were granted an additional 312,500 warrants. These warrants have a price of $.16 per share and have an expiration date of October 1, 2013.

On November 9, 2006, we had a private placement of 10,000 units for $.10 per unit, each unit consisting of one share of common stock and one stock purchase warrant entitling the owner to acquire one share each per warrant at an exercise price of $.15 per share. The warrants expire on November 9, 2008. As of December 31, 2006, the gross proceeds received were $1,000. We have reserved shares of unissued common stock for warrant exercises. These shares also have restrictions attached to them on their resale, pursuant to the Stock Purchase Agreement, along with certain restrictions for subsequently issued shares.

On November 30, 2006 we had a private placement of 1,000,000 units for $.10 per unit, each unit consisting of one share of common stock and one stock purchase warrant entitling the owner to acquire one share each per warrant at an exercise price of $.15 per share. The warrants expire on November 30, 2008. As of December 22, 2006, the gross proceeds received were $100,000, less offering costs of $10,669, resulting in net proceeds of $89,331. The stock offering costs comprised of a finders fee to a major shareholder of $10,000 and the balance paid to the our corporate counsel. We have reserved shares of unissued common stock for warrant exercises. These shares also have restrictions attached to them on their resale, pursuant to the Stock Purchase Agreement, along with certain restrictions for subsequently issued shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

The Company is still negotiating with, Nu Pow'r LLC to establish an acceptable Joint Venture in which to enable the further development of the Company's technology and related contracts. No further research and development expense was incurred during the quarter. The Company has paid $56,068 to Nu Pow'r LLC during the six months ended December 31, 2006 to reduce the outstanding liability to them of $61,500 as of December 31, 2006.

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


Date: February 14, 2007                     ARMOR ELECTRIC INC.


                                            /s/ Merrill Moses
                                            ------------------------------------
                                            Merrill Moses
                                            President