Form 10QSB
period 2007-03-31
Armor Electric, Inc.
filed 2007-05-21
CIK 1211768

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2007

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

                                 (858) 720-0123
                           (Issuer's telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.001 par value                       43,021,681
           (Class)                 (Issued and outstanding as of March 31, 2007)

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              ARMOR ELECTRIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)


                                TABLE OF CONTENTS


                       Part I Financial Information Page

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets
         March 31, 2007 (unaudited) and June 30, 2006    ................      2

         Unaudited Condensed Consolidated Statements of Operations
         for the three and nine months ended March 31, 2007 and 2006 and cumulative from inception on October 29, 2003 through
         March 31, 2007    ..............................................      3

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the nine months ended March 31, 2007 and 2006, and
         cumulative from inception on October 29, 2003 through
         March 31, 2007    ..............................................      4

         Statements of Stockholders' equity for the period from inception
         on October 29, 2003 through March 31, 2007 (unaudited)   .......      5

         Notes to Consolidated Financial Statements (unaudited)..........      6

Item 2.  Management's Discussion and Analysis or Plan of Operation.......     12

Item 3.  Controls and Procedures.........................................     16

Part II  OTHER INFORMATION

Item 1.  Legal Proceedings...............................................     16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....     16

Item 3.  Defaults upon Senior Securities.................................     16

Item 4.  Submission of Matters to a Vote of Security Holders.............     16

Item 5.  Other Information...............................................     16

Item 6.  Exhibits and Reports on Form 8-K................................     16

Signatures...............................................................     17

ITEM 1.  FINANCIAL STATEMENTS

                                             ARMOR ELECTRIC, INC.
                                       (A DEVELOPMENT STAGE ENTERPRISE)
                                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ALL ASSETS ARE COLLATERALIZED UNDER
                                 CONVERTIBLE DEBENTURES AND SHAREHOLDER LOAN


                                                                                MARCH 31,         JUNE 30,
                                                                                  2007              2006
                                                                              -------------    -------------
                                      ASSETS                                   (unaudited)

Current Assets

     Cash in bank                                                             $      19,424     $     27,387
     Deferred charge - insurance                                                     12,500
     Prepaid expenses                                                                   243            5,154
                                                                              -------------    -------------
         Total Current Assets                                                        32,167           32,541

     Deferred financing costs, net                                                   12,742           30,639
                                                                              -------------    -------------

                                                                              $      44,909    $      63,180
                                                                              =============    =============

                      LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

       Accounts payable                                                       $       5,432    $      62,245
       Accounts payable - related parties                                            57,476           49,404
       Accrued liabilities                                                          156,376           66,614
                                                                              -------------    -------------

       Total Current Liabilities                                                    219,284          178,263

LONG TERM LIABILITIES

       Convertible debt - related parties, net of discount for
            unamortized balance on warrant valuation of $216,362,
            June 30, 2006, and $71,967, March 31, 2007                              241,272           46,878

       Advance on debt financing-related parties                                                      50,000

       Shareholder loan - net of discount for unamortized balance
            balance on warrant valuation of $51,926, March 31, 2007                 222,261          276,247
                                                                              -------------    -------------
Total Liabilities                                                                   682,817          551,388

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)

Preferred stock, $.001 par value, 10,000,000
  shares authorized, none issued                                                          -                -

Common stock, par value $.001, 100,000,000 shares
authorized, 43,471,681 issued and 43,021,681
issued and outstanding, March 31, 2007, 40,661,681 issued and
40,431,681 issued and outstanding, June 30, 2006                                     43,471           40,661
Paid in capital                                                                   1,416,509          881,168
(Deficit) accumulated during the development stage                               (1,723,593)      (1,059,792)
Shareholder - advance royalties                                                    (333,795)        (323,795)
Escrowed balance receivable                                                         (40,500)         (26,450)
                                                                              -------------    -------------

Total Stockholders' (Deficit)                                                      (637,907)        (488,208)
                                                                              -------------    -------------

                                                                              $      44,909    $      63,180
                                                                              =============    =============


                                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS





                                                   ARMOR ELECTRIC, INC.
                                             (A DEVELOPMENT STAGE ENTERPRISE)
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)


                                                                                                          CUMULATIVE
                                                                                                             FROM
                                           THREE MONTHS ENDED              NINE MONTHS ENDED           OCTOBER 29, 2003
                                                MARCH 31,                       MARCH 31,               (INCEPTION) TO
                                          2007            2006            2007            2006          MARCH 31, 2007
                                     --------------  --------------  --------------  --------------   ------------------
REVENUES                              $          -    $          -    $          -    $          -       $          -

EXPENSES
   General and administrative:
        Legal fees                           4,690           8,986          41,073          56,141             70,543
        Consulting fees                          -             350               -             350             58,501
        Other                               35,548          14,973         146,300          80,155            366,828
   Interest expense                         13,885                          44,644                             54,525
   Stock registration costs                      -                               -                             56,377
   Amortization                            145,084                         381,784                            435,286
   Liquidating damages                           -                               -                             57,872
   Research & development                   50,000         228,558          50,000         234,547            623,661
                                     --------------  --------------  --------------  --------------   ------------------

   Total expenses                          249,207         252,867         663,801         371,193          1,723,593
                                     --------------  --------------  --------------  --------------   ------------------

NET (LOSS)                            $   (249,207)   $   (252,867)   $   (663,801)   $   (371,193)      $ (1,723,593)
                                     ==============  ==============  ==============  ==============   ==================

NET (LOSS) PER SHARE                  $      (0.01)   $      (0.01)   $      (0.02)   $      (0.01)
                                     ==============  ==============  ==============  ==============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING             42,938,348      40,371,681      41,998,125      40,371,681
                                     ==============  ==============  ==============  ==============

*     less than $.01 per share



                                      SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS





                                                   ARMOR ELECTRIC, INC.
                                             (A DEVELOPMENT STAGE ENTERPRISE)
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)

                                                                                                          CUMULATIVE FROM
                                                                                                            OCTOBER 29,
                                                                                                               2003
                                                                       FOR THE NINE MONTHS ENDED          (INCEPTION) TO
                                                                                MARCH 31,                    MARCH 31,
                                                                        2007                2006               2007
                                                                  ----------------    ----------------   -----------------
OPERATING ACTIVITIES
     Net (loss) from operations                                    $     (663,801)     $     (371,193)    $   (1,723,593)

     Adjustments to reconcile net (loss) to net
      cash provided (used) by operating activities:
         Amortization                                                     381,784                                435,286
         Services attributed to stock registration                                                                35,000
         Contributions to capital                                           6,030               4,100             79,640
         Common Stock issued for services                                  53,450                                155,001

     Changes in operating assets and liabilities:
         (Decrease) in state income tax payable                                                (1,600)
         Increase/ (decrease) in accounts payable                         (56,813)             10,282             54,310
         Increase in deferred charge - insurance                          (12,500)                               (12,500)
         Increase in trust funds                                                                                     553
         (Increase)/ decrease in prepaid expenses                           4,911              (4,204)              (243)
         Increase in accrued liquidating damages                           (9,632)                                48,240
         Increase in accrued interest                                      44,644                                 54,426
         (Decrease) in accounts payable - related party                     5,382             (10,000)            (5,486)
         Increase in accrued payroll                                       54,750              23,100             91,950
                                                                  ----------------    ----------------   -----------------
     Total adjustments                                                    472,006              21,678            936,177
                                                                  ----------------    ----------------   -----------------

         NET CASH (USED) BY OPERATING ACTIVITIES                         (191,795)           (349,515)          (787,416)
                                                                  ----------------    ----------------   -----------------

INVESTING ACTIVITIES:
     (Increase) in financing costs                                        (29,786)                               (67,048)
     Shareholder advances - advance royalties                             (10,000)            (21,000)          (333,796)
                                                                  ----------------    ----------------   -----------------

         NET CASH (USED) BY INVESTING ACTIVITIES                          (39,786)            (21,000)          (400,844)
                                                                  ----------------    ----------------   -----------------

FINANCING ACTIVITIES
     Proceeds from sale of common stock, net of costs                     223,617              35,000            666,436
     Increase/ (decrease) in shareholder loan                                   -             228,557            276,247
     Increase in convertible debt - related parties                                                              265,000
                                                                  ----------------    ----------------   -----------------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                        223,617             263,557          1,207,683
                                                                  ----------------    ----------------   -----------------

         NET INCREASE (DECREASE) IN CASH                                   (7,963)           (106,958)            19,424

         CASH, BEGINNING OF PERIOD                                         27,387             107,700                  -
                                                                  ----------------    ----------------   -----------------

         CASH, END OF PERIOD                                       $       19,424      $          742     $       19,424
                                                                  ================    ================   =================

SUPPLEMENTAL CASH INFORMATION
               Income taxes paid                                   $        1,600      $        1,600     $        1,600
                                                                  ================    ================   =================

SUPPLEMENTAL NON-CASH INFORMATION

               Accrued liquidating damages to shareholders                             $       64,991
                                                                                      ================

               Financing costs paid with warrants - Granite        $    29,786.00                         $    29,786.00
                                                                  ================                       =================

               Common stock escrowed for future legal services:
               Escrow beginning balance                            $       26,450                         $            -
               Shares transferred to escrow                                67,500                                102,000
               Shares applied to legal services                           (53,450)                               (61,500)
                                                                  ----------------                       -----------------
               Escrowed balance receivable, 300,000 shares         $       40,500                         $       40,500
                                                                  ================                       =================

               Granite convertible debt discount:
               Beginning balance                                   $      216,362                         $            -
               Allocation of debt to warrant valuation                     35,836                                299,076
               Amortization                                              (180,231)                              (227,109)
                                                                  ----------------                       -----------------
               Discount on debt - Granite balance                  $       71,967                         $       71,967
                                                                  ================                       =================

               Pinstripe convertible debt discount:
               Allocation of debt to warrant valuation             $      205,168                         $      205,168
               Amortization                                              (153,872)                              (153,872)
                                                                  ----------------                       -----------------
               Discount on debt - Pinstripe balance                $       51,296                         $       51,296
                                                                  ================                       =================


                                      SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS





                                                        ARMOR ELECTRIC, INC.
                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)


                                                                                Escrowed Shares               (Deficit)      Total
                                       Common Stock                  Common   ------------------             Accumulated    Stock-
                                    -------------------              Stock     Number            Shareholder   During       holders'
                                                          Paid-in Subscription   of     Balance   Advanced   Development    Equity
                                       Shares   Amount    Capital  Receivable  Shares  Receivable  Royalty      Stage      (Deficit)
                                    ----------- -------  ----------  ------  ---------  --------  ---------  -----------  ---------
Inception, Oct 30, 2003, Stock
issued for services @ $.001 per
share                                     1,000 $     1  $        -  $    -          -  $      -  $       -  $         -  $       1

April 21, 2004
Stock issued for services @
$0.001 per share                     20,999,000  20,999           1                                                          21,000

Contributed Capital                                          15,232                                                          15,232

Net (Loss), for the period ended
April 27, 2004                                                                                                   (37,033)   (37,033)
                                    ----------- -------  ----------  ------  ---------  --------  ---------  -----------  ---------
BALANCE, APRIL 27, 2004              21,000,000  21,000      15,233                                              (37,033)      (800)

Recapitalization, April 27, 2004     13,717,333  13,717     (34,558)                                                   -    (20,841)

Contributed Capital                                           3,308                                                           3,308

Net (loss) for period                                                                                             (9,308)    (9,308)
                                    ----------- -------  ----------  ------  ---------  --------  ---------  -----------  ---------
BALANCE, JUNE 30, 2004               34,717,333  34,717     (16,017)                                             (46,341)   (27,641)

Shares issued October 15, 2004 @
$0.25 for marketing consulting
services                                150,000     150      37,350                                                          37,500

Shares issued February 16, 2005 to
escrow @ $0.115 per share               300,000     300      34,200           (300,000)  (34,500)                                 -

Shares issued January 21, 2005 @
$.115 per share for legal services
provided                                304,348     304      34,696                                                          35,000

PRIVATE PLACEMENT

Shares issued February 4, 2005 for
cash at $.10 per share, net of
warrant valuation                       300,000     300      13,200                                                          13,500

Shares issued February 8, 2005 for
cash at $.10 per share, net of
warrant valuation                     1,050,000   1,050      59,200                                                          60,250

Shares issued February 9, 2005 for
cash at $.10 per share, net of
warrant valuation                       100,000     100       4,400                                                           4,500

Shares issued February 16, 2005 for
cash at $.10 per share, net of
warrant valuation                       350,000     350      15,590                                                          15,940

Shares issued February 17, 2005 for
cash  at $.10 per share, net of
warrant valuation                       350,000     350      15,590                                                          15,940

Shares issued February 18, 2005 for
cash at $.10 per share, net of
warrant valuation                       100,000     100       4,400                                                           4,500

Shares issued February 20, 2005 for
cash at $.10 per share, net of
warrant valuation                       100,000     100       4,400                                                           4,500

Shares issued February 22, 2005 for
cash at $.10 per share, net of
warrant valuation                     2,600,000   2,600     148,118                                                         150,718

Shares issued February 28, 2005 for
cash at $.10 per share, net of
warrant valuation                       100,000     100       4,400                                                           4,500

Shares issued March 4, 2005 for
cash at $.10 per share, net of
warrant valuation                        40,000      40       1,760                                                           1,800

Common stock subscribed, March 4,
2005 at $.10 per share                   10,000      10         990                                                           1,000

Shares issued May 20, 2005 for
cash at $.10 per share, net of
warrant valuation                       100,000     100       4,400                                                           4,500

PRIVATE PLACEMENT

Warrant valuation on shares issued in
The private placement                                       238,353                                                         238,353

Common stock subscription receivable                                 (1,000)                                                 (1,000)

Stock offering costs                                        (76,182)                                                        (76,182)

Shareholder advance royalties                                                                      (264,795)               (264,795)

Contributed capital                                          48,970                                                          48,970

Net (loss) for period                                                                                           (189,352)  (189,352)
                                    ----------- -------  ----------  ------  ---------  --------  ---------  -----------  ---------
BALANCE, JUNE 30, 2005               40,671,681  40,671     577,818  (1,000)  (300,000)  (34,500)  (264,795)    (235,693)    82,501

                                                                 5a
(continued)




                                                                                Escrowed Shares               (Deficit)      Total
                                       Common Stock                  Common   ------------------             Accumulated    Stock-
                                    -------------------              Stock     Number            Shareholder   During       holders'
                                                          Paid-in Subscription   of     Balance   Advanced   Development    Equity
                                       Shares   Amount    Capital  Receivable  Shares  Receivable  Royalty      Stage      (Deficit)
                                    ----------- -------  ----------  ------  ---------  --------  ---------  -----------  ---------

Cancelled common stock subscribed,
March 4, 2005 at $.10 per share         (10,000)    (10)       (990)  1,000                                                       -

Contributed capital                                           6,100                                                           6,100

Correction to stock offering
costs-prior year                                             35,000                                                          35,000

Shares issued from escrowed shares                                              70,000     8,050                              8,050

Discount on convertible debt
- warrants                                                  263,240                                                         263,240

Shareholder advance royalties                                                                       (59,000)                (59,000)

Net (loss) for the year                                                                                         (824,099)  (824,099)
                                    ----------- -------  ----------  ------  ---------  --------  ---------  -----------  ---------
BALANCE, JUNE 30, 2006               40,661,681  40,661     881,168       -   (230,000)  (26,450)  (323,795)  (1,059,792)  (488,208)
(UNAUDITED)
Contributed capital                                           6,030                                                           6,030

Shares issued August 16, 2006 to
escrow @ $.09 per share                 300,000     300      26,700           (300,000)  (27,000)                                 -

Shares issued from escrow,
September 30, 2006                                                             456,000    46,790                             46,790

Discount on convertible
debt - warrants                                             241,004                                                         241,004

Warrant valuation on waiver
agreement                                                    29,786                                                          29,786

Shares issued September 18, 2006
for cash at $.10 per share, net
of warrant valuation                    550,000     550      26,172                                                          26,722

Warrant valuation on shares issued
on September 18, 2006                                        28,278                                                          28,278

Shares issued November 9, 2006 for
cash at $.10 per share, net of
warrant valuation                        10,000      10         125                                                             135

Warrant valuation on shares issued
on November 9, 2006                                             865                                                             865

Shares issued November 23, 2006 to
escrow @ $.09 per share                 300,000     300      26,700           (300,000)  (27,000)                                 -

Shares issued November 23, 2006 for
cash at $.10 per share, net of
warrant valuation                     1,000,000   1,000      47,546                                                          48,546

Warrant valuation on shares issued
on November 30, 2006                                         51,454                                                          51,454

Shares issued from escrow,
December 31, 2006                                                               74,000     6,660                              6,660

Shares issued January 10, 2007 to
escrow @ $.09 per share                 150,000     150      13,350           (150,000)  (13,500)                                 -

Shares issued January 18, 2007 for
cash at $.10 per share, net of
warrant valuation                       250,000     250      13,371                                                          13,621

Warrant valuation on shares issued
on January 18, 2007                                          11,379                                                          11,379

Shares issued February 5, 2007 for
cash at $.10 per share, net of
warrant valuation                       250,000     250           -                                                             250

Warrant valuation on shares issued
on February 5, 2007                                          24,750                                                          24,750

Options valuation on Employee stock
options granted on March 25, 2007                             1,001                                                           1,001

Stock offering costs                                        (13,169)                                                        (13,169)

Shareholder advance royalties                                                                       (10,000)                (10,000)

Net (loss) for nine months                                                                                      (663,801)  (663,801)
                                    ----------- -------  ----------  ------  ---------  --------  ---------  -----------  ---------
BALANCE, MARCH 31, 2007
(UNAUDITED)                          43,471,681 $43,471  $1,416,509  $    -   (450,000) $(40,500) $(333,795) $(1,723,593) $(637,908)
                                    =========== =======  ==========  ======  =========  ========  =========  ===========  =========


                                           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                                  5b

                              ARMOR ELECTRIC, INC.

Notes to Financial Statements (unaudited)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2007 and the results of its operations and cash flows for the three and nine months ended March 31, 2007 and 2006 have been made. Operating results for the nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended June 30, 2007.

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

NOTE 2 - GOING CONCERN

Our unaudited condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have sustained operating losses since inception As of March 31, 2007 we had a deficit in working capital and stockholders' equity, and are technically insolvent. In April, 2007 we were in default on interest payments on three convertible debentures as more fully described in Note 8 below.

Our ability to continue in existence is dependent on our ability to develop additional sources of capital, and to achieve profitable operations. Management's plan is to pursue the relationship with NuPowr, the R&D vendor utilized by Armor for the electric propulsion development and sale of products pursuant to our marketing rights. We plan to pursue additional private placements of our common stock until we are able to achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - RELATED PARTY TRANSACTIONS

In addition to related party transactions included elsewhere, one shareholder's law firm, which is our SEC legal and general corporate counsel, was issued on January 10, 2007 an additional 150,000 free trading shares pursuant to a form S-8 filing on February 16, 2005 to be held in escrow by him for future services. These shares were issued at a value of $13,500, but not considered outstanding as of March 31, 2007, and are not used in the computation of loss per share. During the current period ending March 31, 2007, the law firm did not redeem any of the escrowed shares, leaving a balance in escrow of $40,500 relating to the escrowed 450,000 shares as of March 31, 2007.

We valued all issuances of escrowed shares at market on the date of issuance, and created a, contra equity account to provide for the amount receivable there from. As escrowed shares are sold into the open market by the law firm, we reduce the originally assigned value of the shares from contra equity account, and apply that amount as a reduction of the amount owing to the law firm. Any gain or loss on the sale of the escrowed shares is considered a gain or loss by the law firm, since they were in control of the sale of the escrowed shares, not us.

During the quarter ended March 31, 2007, the law firm billed $4,690 for legal services. The outstanding balance owed to the law firm as of March 31, 2007, which is shown as accounts payable-related party, was $34,786.

In addition to the amortization referred to in Note 6, we amortized $9,275 in the quarter ended March 31, 2007 and $27,825 in the nine months ended March 31, 2007, of previously capitalized legal fees of $37,262. The previously capitalized legal fees related to the Granite Financial convertible debentures dated April 24, 2006, included $19,262 of legal fees charged by the related party law firm. These are the convertible debentures whose interest was not paid as required on April 26, 2007, as required.

A company owned by our President and a shareholder each loaned us $10,000 on short term non-interest bearing, unsecured promissory notes on March 27, 2007. Another company owned by our President refunded to us an overpayment from the previous quarter of $5,000, as a result of a double payment for office expenses paid by them for our benefit.

NOTE 3 - COMMON STOCK WARRANTS

The following are warrant activities during the nine month period ended March 31, 2007

                                                                               Warrants at      Warrants at
                                                                   Total          $.15             $.16
       Total outstanding, June 30, 2006                           7,481,667       5,690,000       1,791,667

       Additional issuances during the 9 months ended
       March 31, 2007:

       2006 private placement, September 18, 2006                   550,000         550,000

       2006 convertible debentures, Granite #2                      416,667                         416,667

       2006 convertible debentures, Pinstripe                     2,279,642                       2,279,642

       2006 private placement, November 9, 2006                      10,000          10,000

       2006 private placement, November 30, 2006                  1,000,000       1,000,000

       2006 waiver agreement, October 1, 2006                       312,500                         312,500

       2007 private placement, January 18, 2007                     250,000         250,000

       2007 private placement, February 5, 2007                     500,000         500,000
                                                              --------------  ------------------------------
       Total additional warrants for the 9 months ended
       March 31, 2007                                             5,318,809       2,310,000       3,008,809
                                                              --------------  ------------------------------


       Total outstanding, March 31, 2007                         12,800,476       8,000,000       4,800,476
                                                              ==============  ==============================

All of The warrants have "piggy-back" and demand registration rights and shall survive for seven (7) years from the Closing Date, except for the warrants issued for the private placement further described in Note 7 above which expire in two (2) years.

NOTE 4 - CONTRIBUTED CAPITAL

Capital contributed by shareholders during the current quarter and year to date ended March 31, 2007 of $2,010 and $6,030 respectively for office overhead was based on the fair value of such services.

NOTE 5 - JOINT VENTURE

On March 28, 2007, we signed a working agreement with Nu Pow'r, LLC (Nu Pow'r). Among the provisions of the agreement, Nu Pow'r grants to Armor an exclusive, perpetual international license to market and manufacture the electric scooter, the "extreme" electric go-kart, and the three wheeled electric pedi-cab. The agreement does not convey to Armor the intellectual property of the Nu Pow'r electric propulsion systems (EPS) or the Nu Pow'r energy storage systems (ESS). Nu Pow'r will provide updates to their proprietary systems as they become available. Nu Pow'r also agrees to provide the EPS and ESS systems to Armor at the most favored pricing available. We also agreed to pay Nu Pow'r a 15 percent royalty on the net profit of any of the above vehicles. In connection with the three wheeled pedi-cab vehicle to be initially used in Mexico, the related BIMO contract will be jointly owned and the net profits will be shared in the following way:

      In regards to the EPS and ESS systems, Nu Pow'r will receive 65% and Armor 15% of the net profits. In regards to the frames, Armor will receive 85% and Nu pow'r will receive 15% of the net profits. Nu Pow'r also agreed to a non-compete clause to be built in and agreed to refer all potential buyers of the above vehicles to Armor for negotiating the sale.

The agreement provides for future research and development projects, in regards to mutually agreeing in advance to budgets, goals, and timelines of performance and fund raising.

We agreed to pay in exchange for the above license, $50,000 which was paid and expensed as research and development during the current quarter, and to issue 1,000,000 shares of our restricted common stock which was not approved by the Board of Directors until April 23,2007 in which month these shares, which were valued at $110,000, were issued and similarly will be recorded as research and development expense.

NOTE 6 - DEBT AND EQUITY FINANCING

PRIVATE PLACEMENTS

We completed a private placement of 250,000 units for $.10 per unit on January 18, 2007, each unit consisting of one share of restricted common stock and one stock purchase warrant entitling the owner to acquire one share each per warrant at an exercise price of $.15 per share. The warrants expire on January 18, 2009. As of January 18, 2007, the gross proceeds received were $25,000, less offering costs of $2,500, resulting in net proceeds of $22,500. The stock offering costs comprised of a finders fee to a major shareholder. We have reserved shares of unissued common stock for warrant exercises. The shares sold also have restrictions attached to them on their resale, pursuant to the Stock Purchase Agreement, along with certain restrictions for subsequently issued shares. The detachable warrant qualifies as a derivative valued at $11,379 using the Black-Scholes option pricing model using the following assumptions: stock price volatility of 117.36%, risk free rate of return of 4.54%; dividend yield of 0%, and a 2 year term, and has been included in paid in capital as an allocation of the proceeds attributed to the sale of the related common stock.

In addition to the above, we completed a second private placement of 250,000 units for $.10 per unit on February 5, 2007, each unit consisting of one share of common stock and two stock purchase warrants entitling the owner to acquire one share each per warrant at an exercise price of $.15 per share. The warrants expire on February 5, 2009. As of February 5, 2007, the gross proceeds received were $25,000. We have reserved shares of unissued common stock for warrant exercises. The shares sold also have restrictions attached to them on their resale, pursuant to the Stock Purchase Agreement, along with certain restrictions for subsequently issued shares. The detachable warrant qualifies as a derivative valued at $24,750 using the Black-Scholes option pricing model using the following assumptions: stock price volatility of 117.36%, risk free rate of return of 4.54%; dividend yield of 0% and a 2 year term, and has been included in paid in capital as an allocation of the proceeds attributed to the sale of the related common stock.

NOTE 7 - EMPLOYEE STOCK OPTION PLAN

On March 26, 2007, the board of directors granted to our President, Vice President, and a director, 3,100,000 options to purchase from the company a share of stock for $.07 per share with an expiration date of April 12, 2017. As of March 31, 2006, there were no shares exercised and all remain outstanding options as of that date.

The stock options have been valued at $143,791 using the Black-Scholes option pricing model using the following assumptions: stock price volatility of 117.36%, risk free rate of return of 4.54%; dividend yield of 0% and a 10 year term, and has an estimated exercise term of two years. The value of these options have been allocated over the two years and in the current quarter ended March 31, 2007, we recorded a compensation expense of $1,001, which has been reflected in paid in capital as an allocation separate from common stock. The balance of compensation of $142,790 will be recorded over the remaining two year term ending March 25, 2009.

NOTE 8 - SUBSEQUENT EVENTS

CONSULTING AGREEMENT

On April 23, 2007, we signed a consulting agreement with Stefan Siegel to negotiate the binding contract with Nu Pow'r, previously disclosed in note 5. For his services we agreed to issue to Mr Seigel 500,000 shares of common stock to him registered on Form S-8 dated February 16, 2005. We issued 250,000 shares on April 23, 2007 upon the agreement being signed and when all the ancillary agreements and contracts are complete he shall be issued the remaining 250,000 shares. The term of the agreement is for six months, and we also agreed to reimburse him for third party and out of pocket expenses, with advance approval by us. Either party may cancel the agreement with a thirty day notice. None of the compensation agreed to be paid to him was recorded as of March 31, 2007.

JOINT AGREEMENT WITH NU POW'R, LLC

As part of the agreement discussed above in note 5, we agreed to issue to Nu Pow'r 1,000,000 shares of common stock. On April 23, 2007, the board of directors authorized their issuance at a value of $.11 per share for a total research and development expense of $110,000

WITHDRAWAL OF FORM SB-2 REGISTRATION STATEMENT FILING

On April 12, 2007, we withdrew our Form SB-2, filed in July 25, 2006.and amended on December, 2006.

DEFAULT ON THREE CONVERTIBLE DEBENTURES

On April 26, 2007 we defaulted on the payment of annual accrued interest totaling $26,982 on three outstanding convertible debentures as required in the loan documents, and have, to date, not cured this delinquency. These obligations may become due and payable immediately at the option of the note holders. The loan provides for penalty interest of 18% per annum to commence 5 days after the event of default. In addition, the principal amount of the convertible debentures totaling $263,240 increased to $334,193 as of the anniversary date of April 26, 2007, not as a result of a default, but since the entire outstanding principal of the loans was not paid as of that date.

All of our assets were pledged as collateral on these obligations. Because of default on the payment of the interest, the note balances of $263,340 and accrued interest are payable in cash at the holders' election. No demand notice was received from the note holders through the date of this report. These convertible debentures are guaranteed by an affiliate.

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

Financing for the above additional consideration was arranged during the first calendar quarter of 2005 through two private placements of the Company's common stock totaling $520,000. Substantial stock offering and legal fees in connection with this financing were also incurred. Subsequent to that, we received additional debt financing from related parties which was used mainly to continue the technology process. The Company continues to seek additional debt and/or equity financing as it is in a critical development stage in which the technology has been developed for an initial 200 unit contract for a battery operated vehicle to be used in Mexico, however, , Nu
Pow'r finalized with us in 2007, an agreement to go forward with a relationship which we required to produce the vehicles.

DEVELOPMENT OF NOVA'S RIGHTS

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

On March 28, 2007, we signed a working agreement with Nu Pow'r, LLC (Nu Pow'r). Among the provisions of the agreement, Nu Pow'r grants to Armor an exclusive, perpetual international license to market and manufacture the electric scooter, the "extreme" electric go-kart, and the three wheeled electric pedi-cab. The agreement does not convey to Armor the intellectual property of the Nu Pow'r electric propulsion systems (EPS) or the Nu Pow'r energy storage systems (ESS). Nu Pow'r will provide updates to their proprietary systems as they become available. Nu Pow'r also agrees to provide the EPS and ESS systems to Armor at the most favored pricing available. We also agreed to pay Nu Pow'r a 15 percent royalty on the net profit of any of the above vehicles. In connection with the three wheeled pedi-cab vehicle to be initially used in Mexico, the related BIMO contract will be jointly owned and the net profits will be shared in the following way:

In regards to the EPS and ESS systems, Nu Pow'r will receive 65% and Armor 15% of the net profits. In regards to the frames, Armor will receive 85% and Nu pow'r will receive 15% of the net profits. Nu Pow'r also agreed to a non-compete clause to be built in and agreed to refer all potential buyers of the above vehicles to Armor for negotiating the sale.

The agreement provides for future research and development projects, in regards to mutually agreeing in advance to budgets, goals, and timelines of performance and fund raising.

We agreed to pay in exchange for the above license, $50,000 which was paid and expensed as research and development during the current quarter, and to issue 1,000,000 shares of our restricted common stock which was approved by the Board of Directors on April 23,2007 and issued at a value of $0.11 per share for a total research and development expense of $110,000.

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, change in financial condition, revenues or expenses, result of operations or liquidity.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The Company has incurred operating losses since its inception related primarily to development amortization and general administration costs. During the three months ended March 31, 2007, the Company posted a loss of $249,207 compared to a loss of $252,867 for the three months ended March 31, 2006 and the Company has posted a cumulative loss of $1,723,593 since inception.

Our ability to continue in existence is dependent on our ability to develop additional sources of capital, and to achieve profitable operations. Management's plan is to pursue the relationship with NuPowr, the R&D vendor utilized by Armor for the electric propulsion development and sale of products pursuant to our marketing rights. We plan to pursue additional private placements of our common stock until we are able to achieve profitable operations

The Company's main focus during the three months ended March 31, 2007 has been the continued development of the marketing rights owned by Nova Electric Systems Inc. and financing of the Agreement used to obtain those rights.

GENERAL & ADMINISTRATIVE EXPENSES

General and administrative expenses were $40,238 during the three months ended March 31, 2007, compared to $24,309 for the three months ended March 31, 2006. The increase in 2006 is due to increases in consulting fees and payroll expenses. We have had increases in consulting fees and in accrued payroll due to more time being devoted by the principals of the Company. We anticipate that these expenses will stay at the same levels, and increase as development and product launch begins

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations from private financing. The company has suffered recurring losses from operations and has a working capital deficiency of $187,117 (current assets less current liabilities) as of March 31, 2007.

FINANCING

The Company's capital requirements have not been significant in the past but the Company anticipates it will increase as development and product launch begins.

EQUITY FINANCING

We completed a private placement of 250,000 units for $.10 per unit on January 18, 2007, each unit consisting of one share of restricted common stock and one stock purchase warrant entitling the owner to acquire one share each per warrant at an exercise price of $.15 per share. The warrants expire on January 18, 2009. As of January 18, 2007, the gross proceeds received were $25,000, less offering costs of $2,500, resulting in net proceeds of $22,500. The stock offering costs comprised of a finders fee to a major shareholder. We have reserved shares of unissued common stock for warrant exercises. The shares sold also have restrictions attached to them on their resale, pursuant to the Stock Purchase Agreement, along with certain restrictions for subsequently issued shares. The detachable warrant qualifies as a derivative valued at $11,379 using the Black-Scholes option pricing model using the following assumptions: stock price volatility of 117.36%, risk free rate of return of 4.54%; dividend yield of 0%, and a 2 year term, and has been included in paid in capital as an allocation of the proceeds attributed to the sale of the related common stock.

In addition to the above, we completed a second private placement of 250,000 units for $.10 per unit on February 5, 2007, each unit consisting of one share of common stock and two stock purchase warrants entitling the owner to acquire one share each per warrant at an exercise price of $.15 per share. The warrants expire on February 5, 2009. As of February 5, 2007, the gross proceeds received were $25,000. We have reserved shares of unissued common stock for warrant exercises. The shares sold also have restrictions attached to them on their resale, pursuant to the Stock Purchase Agreement, along with certain restrictions for subsequently issued shares. The detachable warrant qualifies as a derivative valued at $24,750 using the Black-Scholes option pricing model using the following assumptions: stock price volatility of 117.36%, risk free rate of return of 4.54%; dividend yield of 0% and a 2 year term, and has been included in paid in capital as an allocation of the proceeds attributed to the sale of the related common stock.

DEBT FINANCING

Convertible Debentures

On April 26, 2007 we defaulted on the payment of annual accrued interest totaling $26,982 on three outstanding convertible debentures as required in the loan documents, and have, to date, not cured this delinquency. These obligations may become due and payable immediately at the option of the note holders. The loan provides for penalty interest of 18% per annum to commence 5 days after the event of default. In addition, the principal amount of the convertible debentures totaling $263,240 increased to $334,193 as of the anniversary date of April 26, 2007, not as a result of a default, but since the entire outstanding principal of the loans was not paid as of that date.

All of our assets were pledged as collateral on these obligations. Because of default on the payment of the interest, the note balances of $263,340 and accrued interest are payable in cash at the holders' election. No demand notice was received from the note holders through the date of this report. These convertible debentures are guaranteed by an affiliate.

CONSULTING AGREEMENT

On April 23, 2007, we signed a consulting agreement with Stefan Siegel to negotiate the binding contract with Nu Pow'r, previously disclosed above. For his services we agreed to issue to Mr Seigel 500,000 shares of common stock to him registered on Form S-8 dated February 16, 2005. We issued 250,000 shares on April 23, 2007 upon the agreement being signed and when all the ancillary agreements and contracts are complete he shall be issued the remaining 250,000 shares. The term of the agreement is for six months, and we also agreed to reimburse him for third party and out of pocket expenses, with advance approval by us. Either party may cancel the agreement with a thirty day notice.

COMMON STOCK WARRANTS

The following are warrant activities during the nine months ended March 31, 2007:

                                                                               Warrants at      Warrants at
                                                                   Total          $.15             $.16
Total outstanding, June 30, 2006                                  7,481,667       5,690,000       1,791,667

Additional issuances during the 9 months ended
March 31, 2007:

2006 private placement, September 18, 2006                          550,000         550,000

2006 convertible debentures, Granite #2                             416,667                         416,667

2006 convertible debentures, Pinstripe                            2,279,642                       2,279,642

2006 private placement, November 9, 2006                             10,000          10,000

2006 private placement, November 30, 2006                         1,000,000       1,000,000

2006 waiver agreement, October 1, 2006                              312,500                         312,500

2007 private placement, January 18, 2007                            250,000         250,000

2007 private placement, February 5, 2007                            500,000         500,000
                                                              --------------  ------------------------------
Total additional warrants for the 9 months ended
March 31, 2007                                                    5,318,809       2,310,000       3,008,809
                                                              --------------  ------------------------------

Total outstanding, March 31, 2007                                12,800,476       8,000,000       4,800,476
                                                              ==============  ==============================

All of the warrants have "piggy-back" and demand registration rights and shall survive for seven (7) years from the Closing Date, except for the warrants issued for the private placement further described which expire in two (2) years.

STOCK OPTIONS

On March 26, 2007, the board of directors granted to our President, Vice President, and a director, 3,100,000 options to purchase from the company a share of stock for $.07 per share with an expiration date of April 12, 2017. As of March 31, 2006, there were no shares exercised and all remain outstanding options as of that date.

The stock options have been valued at $143,791 using the Black-Scholes option pricing model using the following assumptions: stock price volatility of 117.36%, risk free rate of return of 4.54%; dividend yield of 0% and a 10 year term, and has an estimated exercise term of two years. The value of these options have been allocated over the two years and in the current quarter ended March 31, 2007, we recorded a compensation expense of $1,001, which has been reflected in paid in capital as an allocation separate from common stock. The balance of compensation of $142,790 will be recorded over the remaining two year term ending March 25, 2009.

CASH REQUIREMENTS AND NEED FOR ADDITIONAL FUNDS

In order to develop the Company's marketing strategy, the Company anticipates it will require approximately $750,000 in the coming year for general and administrative expenses and research and development which could be provided through additional financing by way of private placements such as the Company has done in the past.

RELATED PARTY TRANSACTIONS

On January 10, 2007, we issued 150,000 free trading shares to a shareholder's law firm, which is our SEC legal and general corporate counsel. The shares were issued pursuant to a form S-8 filing on February 16, 2005, and are to be held in escrow by him for future services. These shares were issued at a value of $13,500, but not considered outstanding as of March 31, 2007, and are not used in the computation of loss per share. During the current period ending March 31, 2007, the law firm did not redeem any of the escrowed shares, leaving a balance in escrow of $40,500 relating to the escrowed 450,000 shares as of March 31, 2007.

During the quarter ended March 31, 2007, the law firm billed $4,690 for legal services. The outstanding balance owed to the law firm as of March 31, 2007, which is shown as accounts payable-related party, was $34,786.

A company owned by our President and a shareholder each loaned us $10,000 on short term non-interest bearing, unsecured promissory notes on March 27, 2007. Another company owned by our President refunded to us an overpayment from the previous quarter of $5,000, as a result of a double payment for office expenses paid by them for our benefit.

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

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2007, we issued the following unregistered securities:



On January 18, 2007, in completion of a private placement, we issued 250,000 units for $.10 per unit, each unit consisting of one share of restricted common stock and one stock purchase warrant entitling the owner to acquire one share each per warrant at an exercise price of $.15 per share. The warrants expire on January 18, 2009. As of January 18, 2007, the gross proceeds received were $25,000, less offering costs of $2,500, resulting in net proceeds of $22,500. The stock offering costs comprised of a finders fee to a major shareholder.

On February 5, 2007, we completed a second private placement of 250,000 units for $.10 per unit, each unit consisting of one share of common stock and two stock purchase warrants entitling the owner to acquire one share each per warrant at an exercise price of $.15 per share. The warrants expire on February 5, 2009. As of February 5, 2007, the gross proceeds received were $25,000.

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

------------------------------------
(1) Previously filed as an exhibit to the Company's Form 10-SB as filed on January 6, 2003

(2) Previously filed as an exhibit to the Company's Form 10-KSB as filed on October 15, 2004

(b) Reports on Form 8-K filed during the three months ended March 31, 2007.

We did not file any reports on form 8-K during the three months ended March 31, 2007


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 21, 2007                          ARMOR ELECTRIC INC.


                                            /s/ Merrill Moses
                                            ------------------------------------
                                            Merrill Moses
                                            President