Form 10KSB
period 2007-06-30
Armor Electric, Inc.
filed 2007-10-17
CIK 1211768

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     For the Fiscal year ended June 30, 2007

                        COMMISSION FILE NUMBER: 000-32249

                               ARMOR ELECTRIC INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)


          FLORIDA                                         65-0853784
          -------                                         ----------
(State or other jurisdiction of             (IRS Employee Identification No.)
 incorporation or organization)

             201 Lomas Santa Fe, Suite #420, Solana Beach, CA 92075
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (858) 720-0123

       Securities registered under Section 12(b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year: $0

Aggregate market value of the voting stock held by non-affiliates of the registrant as of October 12, 2007: $1,103,930

Number of outstanding shares of the registrant's par value $0.001 common stock, as of June 30, 2007: 45,171,681

                               ARMOR ELECTRIC INC.
                                   FORM 10-KSB
                                      INDEX

                                                                         Page
                                                                         ----
                                     Part I

Item 1.   Description of Business............................................3
Item 2.   Description of Property............................................13
Item 3.   Legal Proceedings..................................................13
Item 4.   Submission of Matters of a Vote of Security Holders................13

                                     Part II

Item 5.   Market for Common Equity and Related Stockholder Matters and.......13
            Small Business Issuer Purchases of Equity Securities
Item 6.   Management's Discussion and Analysis or Plan of Operation..........14
Item 7.   Financial Statements...............................................16
Item 8.   Changes in and Disagreements with Accountants on Accounting........16 and Financial Disclosure
Item 8A.  Controls and Procedures............................................16
Item 8B.  Other Information..................................................17

                                    Part III

Item 9.   Directors, Executive Officers, Promoters, Control Persons and......17
            Corporate Governance; Compliance with Section 16(a) of the Act
Item 10.  Executive Compensation.............................................18
Item 11.  Security Ownership of Certain Beneficial Owners and Management.....18
            and Related Stockholder Matters
Item 12.  Certain Relationships and Related Transactions, and Director.......19
             Independence
Item 13.  Exhibits...........................................................20
Item 14.  Principal Accountant Fees and Services.............................20
Signatures...................................................................22

               INTRODUCTION AND NOTE ON FORWARD LOOKING STATEMENTS

Armor Electric Inc. is a Florida corporation; its principal executive office is located at 201 Lomas Santa Fe, Suite #420, Solana Beach, CA 92075.

You should keep in mind the following points as you read this Annual Report on Form 10-KSB:

         o the terms "we", "us", "our", "Armor", "Armor Electric", or the "Company" refer to Armor Electric Inc. and its subsidiary; and

         o our fiscal year ends on June 30; references to fiscal 2007 and fiscal 2006 and similar constructions refer to the fiscal year ended on June 30 of the applicable year.

         This Annual Report on Form 10-KSB contains statements which, to the extent they do not recite historical fact, constitute "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are used under the captions "Business," "Management's Discussion and Analysis of Financial Condition and Plan of Operation," and elsewhere in this Annual Report on Form 10-KSB. You can identify these statements by the use of words like "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "continue," and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption "Risks Related to Our Business." These forward looking statements are made only as of the date of this Annual Report on Form 10-KSB. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB.


                                     PART I
ITEM 1. DESCRIPTION OF BUSINESS

HISTORY

Armor Electric Inc. ("we," "us," "Armor" or the "Company") was incorporated in Florida in 1998 under the name Armor Software, Inc. having the stated purpose of engaging in any lawful practice or activity. Shortly thereafter, the Company's name was changed to Armor Enterprises, Inc. The Company was formed with the purpose of developing privacy encryption software for the Internet. The Company was unable to raise enough capital to finance its research and development of the software. After efforts to develop the business failed, all efforts were abandoned in mid 2000. The Company then began to consider and investigate potential business opportunities.

In 2004, we acquired Nova Electric Systems Inc. ("Nova"), which owns rights to certain technologies for the production of electronic propulsion and battery power systems for electric powered vehicles. Thereafter, the Company's name was changed to Armor Electric Inc. We are now engaged in further development of these technologies.

The Company's principal executive offices are located at: 201 Lomas Santa Fe, Suite #420, Solana Beach, CA 92075 and its telephone number is (858) 720 - 0354. The Company maintains a website at www.armorelectric.com.

BUSINESS

The Company, through its subsidiary Nova, is in the business of developing the distribution rights to electric vehicle and electric propulsion systems. The contracts entered into by Nova are described below.

In April 2004 Nova entered into an agreement with Nu Age Electric Inc. ("Nu Age") under which Nu Age assigned to Nova all its rights relating to the manufacture and sale of electrically powered vehicles pursuant to agreements between Nu Age and Hero/Majestic Auto Limited ("Hero"). The agreements between Nu Age and Hero are as follows:

First, an agreement for the production of Hero Mountain bicycles and scooters, which Nu Age is to adapt to an electric power system. Under this agreement, Nu Age is to supply certain prototype vehicle units to Hero, and the parties have agreed to jointly engineer and test and build these prototypes to demonstration quality standards. Under the agreement, once these prototypes are completed to certain standards, Hero would be responsible for manufacturing the vehicles in its plant in India and Nu Age would have the exclusive right to market and sell these vehicles in the United States, Latin America and Europe.

Second, an agreement to produce electric powered children's toys. Nu Age currently has several electric powered toys in a variety of development stages and will jointly develop these toys with Hero. Hero would manufacture and test the products in India with anticipated sales to the United States, Latin America and Europe.

Third, an agreement to establish a Joint Venture Company for the purpose of developing and marketing integrated electric propulsion systems for two and three wheeled vehicles. Under this Agreement, the parties are to establish a Joint Venture company to combine Nu Age's technological and business expertise with Hero's manufacturing capabilities to produce vehicles with integrated electric propulsion systems and market the vehicles to the Hero's established client base, while building new markets.

INDUSTRY BACKGROUND

The electric propulsion and power system industry is not a new one, but one that has demonstrated limited commercial success to date. While there are many companies producing electrical products and batteries, there are very few doing both, and fewer still focused on market development and need satisfaction.

Nova's differentiating factor is that, along with its alliance partner, Nu Age, it is not only developing new technologies, but also developing unique and proprietary systems and products based upon specific market opportunities. Its strength is in its approach to the industry, market development via market needs satisfaction and "Purpose Driven Engineering".

MARKET SEGMENTS

While there are many possible applications of our electrical propulsion systems, we plan to focus on four specific market segments. These segments have been selected because they are large, stable, diverse, and consistent while offering revenue potential.

Our analysis has been global in nature in order to take advantage of developing governmental trends by region. Many of the developing nations' governments are in the process of legislating the migration from fossil fuels to renewable energy in the near future, and several are establishing subsidy programs. These regions offer us a variety of prospective partners for strategic alliances, who are motivated to gain a head start on their competition to bring products to their markets that employ this renewable energy.

We plan to partner with leaders in their segments by region who will provide a synergistic relationship that enhances our capability and their exposure to exterior markets.

TRANSPORTATION SEGMENT

This market is global, stable, and has the potential to produce significant revenues. The Nova technology specifically addresses this market. This market is our initial focus because of the multiple possible uses of many of the products. For example, two and three wheeled vehicles are the principal form of transportation in some areas while these same vehicles are used for recreation in other regions. Nova has executed letters of intent and begun discussions for joint ventures with a major manufacturer of these products. We plan to enter this market from two directions:

     o Through joint ventures with manufacturers of two and three wheeled vehicles such as electric scooters and cycles. Scooters and cycles might include anything from stand-up scooters to small off- highway motorcycles. These vehicles represent the major form of transportation for many developing nations. These same countries are actively migrating away from two and four stroke engines, which currently propel these vehicles worldwide.
     o Through the parts market, by developing electrical components and battery systems. The components designed could then be used by manufacturers of Hybrid vehicles or as replacement and after market parts for other products.

RECREATION, LEISURE AND RIDING TOYS SEGMENT

We have entered into negotiations with representatives from major manufacturers of these products in Asia and Europe to develop products designed to fill the market for riding toys in the 7-14 year age bracket. They include a series of small electric powered motorcycles with full suspension, cushioned seats, and pneumatic tires. With a top speed of 15 MPH; we believe these products will fill the gap between the `Power Wheels' type toy vehicles and youth motorcycles.

We intend to build several prototype vehicles that appeal to the mid-youth and young adult markets. Both of these existing markets have sales in the millions of units per year. Our products will offer a medium power level, without the safety issues involved with high speed, flammable fuels, and hot exhaust pipes. The young adult products will include a range of unique scooters and high-powered electric go-karts. We have established a relationship with the leading operator of indoor go-cart tracks in Europe, where current legislation requires migration to electric propulsion for these venues. We anticipate using our partnership with our manufacturer of two and three wheeled vehicles to make the frames for our go-karts, thereby expanding their product lines while avoiding the high cost of manufacture in Europe.

DEFENSE SEGMENT

The defense industry offers opportunities in many areas, including funding for research and development. This market has proven itself to have the most profit potential. Further, the defense industry is actively seeking the type of technology that Nova has developed. The challenge of the defense industry is the lead-time to execute contracts and receive payment in a timely manner. While this market can produce a large revenue flow, it can present cash-flow issues.

While many of the products from other segments overlap the defense segment, these are high-end units with high performance standards due to the requirements for ruggedized equipment. It will be necessary to form alliances with manufacturing partners who are already certified for production of military products. This will not only reduce our lead-time to enter this market but provide our partner with additional line items for their existing government contracts.

INDUSTRIAL/UTILITY SEGMENT

We plan to introduce several product lines of Hybrid Utility Vehicles. These vehicles will be the first of their kind. They will include small ATV Quad type units, industrial lift platforms, and small two passenger light cargo trucks. Key distinguishing features will be the ability to drive in hybrid gas/electric mode, and then operate as a portable generator to fill power needs at remote sites. These units could have equipment such as welders, saws, drills, and other tools powered from the on-board source. Power could be used with or without the rotating supply using an inverter. This allows indoor operation within the limits of the battery capacity. Another interesting feature will be an optional PTO (Power Take Off). This will allow these vehicles to link to an array of towed attachments such as lawn mowers, spreaders, and other agricultural devices.

COMPETITION

Once we begin producing products, we believe our main competition will be the array of existing electric motors and vehicles on the market. In our industry, companies typically focus on the development of a product, and then build their company around that product. The market is well established and these companies are introducing new products regularly.

Nova's competitive advantage is in our approach to the market and our "Purpose Driven Engineering(TM)" propulsion systems design. It is not our intent to be the first to market with a specific product, although we may be. It is, however, Nova's intent to provide the most efficient and cost effective solutions to the market needs identified by product.

While Nova products may prove to be superior and have the additional benefit over current propulsion systems of being environmentally friendly, there are still issues of market acceptance and penetration to overcome. By seeking strategic alliances with proven leaders in diverse markets, we plan to demonstrate that our solutions are superior to existing products. Our goal is not to establish ourselves in the market, but rather to partner with established global market leaders by providing them with a significant competitive advantage.

In January, 2006 we entered into a Joint Venture Agreement with Nu Pow'r, LLC ("Nu Pow'r"), under which Nu Pow'r contributed its proprietary technology in electric propulsion systems technology developed by its electrical engineers to the Joint Venture, while we are responsible for the initial capitalization of the Joint Venture as well as providing additional capital as necessary until the Joint Venture can sustain itself from revenues derived from its business activities. The formation agreement includes commitments for contributions from both companies. Although interim financial reporting by us gave effect to the completion and operation of the JVC, in fact, the operating agreement and other attributes were never formalized or agreed to and a bank account for the JVC was never established. Accordingly, the parties have recently agreed to ignore the existence of the JVC retroactive to its inception, and to operate without it until such time as a formal operating agreement is established and all other issues are resolved satisfactorily.

We believe our competitive advantage is in our business approach. We do not attempt to eliminate the competitors from the market, but rather partner with them as we enter into a new era of propulsion system design. Using NU POW'R's "Purpose Driven Engineering(TM)" design concept we are poised to be the solution providers to the established global market leaders.

RISKS RELATED TO OUR BUSINESS

An investment in our shares is highly speculative and involves a significant degree of risk. Prospective investors should carefully consider the following risk factors, in addition to the other information set forth herein, prior to purchasing any of our shares. The following risk factors do not purport to be a complete explanation of the risks involved in our business.

WE HAVE NEVER GENERATED ANY REVENUES.

Although we have been in business for several years, we have never generated any revenues from operations. We have been in a development stage since inception, and have yet to manufacture products for sale to customers, either directly or indirectly. All of our working capital has been generated by sales of securities and loans from affiliates.

WE HAVE A HISTORY OF OPERATING LOSSES, WHICH MAY CONTINUE.

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred a net loss of $1,377,327 for the year ended June 30, 2007 and a net loss of $824,099 for the year ended June 30, 2006. As of June 30, 2007 our accumulated deficit was
$2,437,119. We have not achieved profitability on a quarterly or on an annual basis. We may not be able to generate revenues or reach a level of revenue to achieve profitability.

WE ARE IN DEFAULT UNDER CONVERTIBLE DEBENTURES, INCLUDING INTEREST, LIQUIDATED DAMAGES AND OTHER PENALTIES TOTALING $1,052,475 AS OF JUNE 30, 2007, AND COSTS AND EXPENSES CONTINUING TO ACCRUE.

In 2006 we issued Convertible Debentures in the amount of $539,000, collateralized by all of our assets. We have received notices of default from three of the holders of the Convertible Debenture, accompanied by threats to file lawsuits and foreclose on our assets. The notices seek to accelerate the indebtedness represented by the Convertible Debentures, and seek various penalties, late fees and costs. We are unable to repay the Convertible Debentures and related costs and expenses, and unless we are unable to reach a settlement or other compromise with the holders of the Convertible Debentures or locate additional financing, the holders may foreclose on our assets.

OUR FUTURE FINANCIAL RESULTS, INCLUDING OUR EXPECTED REVENUES, ARE UNPREDICTABLE AND DIFFICULT TO FORECAST.

If we begin to generate revenues, it is likely that our revenues, expenses and operating results will fluctuate from quarter to quarter, which could increase the volatility of the price of our Common Stock. We expect that our operating results will continue to fluctuate in the future due to a number of factors, some of which are beyond our control. These factors include:

         o Our ability, thus far unproven, to sell our products, either directly or indirectly, or generate licensing revenues.
         o If we receive orders for products, our ability to complete those orders in a timely fashion.
         o        The costs we would incur in manufacturing products.
         o The costs of marketing our products, including customer relations and warranty repairs.

Due to all of these factors, our operating results may fall below the expectations of investors, which could cause a decline in the price of our Common Stock.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL TO MEET OUR BUSINESS REQUIREMENTS IN THE FUTURE AND SUCH CAPITAL RAISING MAY BE COSTLY, DIFFICULT OR IMPOSSIBLE TO OBTAIN AND, IF OBTAINED COULD SUBSTANTIALLY DILUTE CURRENT STOCKHOLDERS' OWNERSHIP INTERESTS.

We will need to raise additional capital in the future, which may not be available on reasonable terms or at all. The raising of additional capital may dilute our current stockholders' ownership interests and negatively affect our results of operations if such capital is raised through the issuance of derivatives, as we have in the past. Our income from operations will not be sufficient to achieve our business plan. We will need to raise additional funds through public or private debt or equity financings to meet various objectives including, but not limited to:

         o        pursuing growth opportunities, including more rapid expansion;

         o        acquiring complementary businesses;

         o        making capital improvements to improve our infrastructure;

         o        hiring qualified management and key employees;

         o        developing new products, accessories and services;

         o        responding to competitive pressures; and

         o        complying with regulatory requirements.

Any additional capital raised through the sale of equity or equity backed securities may dilute current stockholders' ownership percentages and could also result in a decrease in the fair market value of our equity securities, because our assets would be owned by a larger pool of outstanding equity. The terms of those securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect.

Furthermore, any additional debt or equity financing that we may need may not be available on terms favorable to us, or at all. The registration rights agreements we entered into with the holders of the Convertible Debentures generally provide that we will not, without the prior written consent of the holders, offer or sell additional equity securities. In addition, negative covenants in the purchase agreements limit our ability to raise additional capital, including through the incurrence of debt or liens on our properties or the issuance of equity securities that include registration rights. These negative covenants may impair our ability to raise additional capital. If we are unable to obtain required additional capital, we may have to curtail our growth plans or cut back on existing business and, further, we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition.

OUR AUDITORS HAVE INDICATED THAT OUR INABILITY TO GENERATE SUFFICIENT REVENUE RAISES SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our audited financial statements for the period ended June 30, 2007 were prepared on a going concern basis in accordance with United States generally accounting principles. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern. In the absence of significant revenues and profits, we are seeking to raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings. However, we cannot guarantee that will be able to obtain sufficient additional funds when needed, or those funds, if available, will be obtainable on terms satisfactory to us. In the event that these plans can not be effectively realized, there can be no assurance that we will be able to continue as a going concern.

WE INTEND TO EXPAND OUR OPERATIONS AND INCREASE OUR EXPENDITURES IN AN EFFORT TO GROW OUR BUSINESS. IF WE ARE UNABLE TO ACHIEVE OR MANAGE SIGNIFICANT GROWTH AND EXPANSION, OR IF OUR BUSINESS DOES NOT GROW AS WE EXPECT, OUR OPERATING RESULTS MAY SUFFER.

Our business plan anticipates continued additional expenditure on development, manufacturing and other growth initiatives. We may not achieve significant growth. If achieved, significant growth would place increased demands on our management, accounting systems, network infrastructure and systems of financial and internal controls. We may be unable to expand associated resources and refine associated systems fast enough to keep pace with expansion, especially to the extent we expand into multiple facilities at distant locations. If we fail to ensure that our management, control and other systems keep pace with growth, we may experience a decline in the effectiveness and focus of our management team, problems with timely or accurate reporting, issues with costs and quality controls and other problems associated with a failure to manage rapid growth, all of which would harm our results of operations.

WE EXPECT INTENSE COMPETITION IN OUR INDUSTRY.

Once we begin marketing products, we expect that many of our competitors will be large, diversified manufacturing companies with significant expertise in the development and manufacturing of electric motors and vehicles. These competitors will have significantly greater name recognition and financial and other resources. We cannot assure you that we will succeed in the face of strong competition from these companies.

CERTAIN ASPECTS OF OUR INDUSTRY ARE SUBJECT TO GOVERNMENT REGULATION

Electric motors and vehicles are regulated by a number of federal, state and local agencies, in the United States and abroad. The changing regulatory environment, including changes in water quality standards, could adversely affect our business or make our products obsolete.

YOU MAY HAVE DIFFICULTY TRADING OUR COMMON STOCK AS THERE IS A LIMITED PUBLIC MARKET FOR SHARES OF OUR COMMON STOCK.

Our Common Stock is currently quoted on the NASD's OTC Bulletin Board under the symbol "ARME.OB." There is a limited public market for our Common Stock. As a result, a stockholder may find it difficult to dispose of, or to obtain accurate quotations of the price of, our Common Stock. This severely limits the liquidity of our Common Stock, and would likely have a material adverse effect on the market price for our Common Stock and on our ability to raise additional capital. An active public market for shares of our Common Stock may not develop, or if one should develop, it may not be sustained.

APPLICABLE SEC RULES GOVERNING THE TRADING OF "PENNY STOCKS" MAY LIMIT THE TRADING AND LIQUIDITY OF OUR COMMON STOCK WHICH MAY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

Our Common Stock is currently quoted on the NASD's OTC Bulletin Board. Stocks such as ours which trade below $5.00 per share are considered "PENNY STOCKS" and subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser's written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our Common Stock and reducing the liquidity of an investment in our Common Stock.

WE DO NOT ANTICIPATE DIVIDENDS TO BE PAID ON OUR COMMON STOCK, AND STOCKHOLDERS MAY LOSE THE ENTIRE AMOUNT OF THEIR INVESTMENT.

A dividend has never been declared or paid in cash on our Common Stock, and we do not anticipate such a declaration or payment for the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTERESTS BECAUSE OF THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We may issue additional shares of our Common Stock or other securities that are convertible into or exercisable for Common Stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our Common Stock or other securities may create downward pressure on the trading price of our Common Stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our Common Stock are currently quoted on the OTC Bulletin Board.

WE MAY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS. The industry in which we plan to operate has many participants that own, or claim to own, proprietary intellectual property. In the past we have received, and in the future may receive, claims from third parties alleging that we or our partners may violate their intellectual property rights. Rights to intellectual property can be difficult to verify and litigation may be necessary to establish whether or not we have infringed the intellectual property rights of others. In many cases, these third parties are companies with substantially greater resources than us, and they may be able to, and may choose to, pursue complex litigation to a greater degree than we could. Regardless of whether these infringement claims have merit or not, we may be subject to the following:

         o We may be liable for potentially substantial damages, liabilities and litigation costs, including attorneys' fees;

         o We may be prohibited from further use of the intellectual property and may be required to cease selling our products that are subject to the claim;

         o We may have to license the third party intellectual property, incurring royalty fees that may or may not be on commercially reasonable terms. In addition, there is no assurance that we will be able to successfully negotiate and obtain such a license from the third party;

         o We may have to develop a non-infringing alternative, which could be costly and delay or result in the loss of sales. In addition, there is no assurance that we will be able to develop such a non-infringing alternative; and

         o We may be required to indemnify our customers for certain costs and damages they incur in such a claim.

         In the event of an unfavorable outcome in such a claim and our inability to either obtain a license from the third party or develop a non-infringing alternative, then our business, operating results and financial condition may be materially adversely affected and we may have to restructure our business.

         Absent a specific claim for infringement of intellectual property, from time to time we have and expect to continue to license technology, intellectual property and software from third parties. There is no assurance that we will be able to maintain our third party licenses or obtain new licenses when required and this inability could materially adversely affect our business and operating results and the quality and functionality of our products. In addition, there is no assurance that third party licenses we execute will be on commercially reasonable terms.

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns no real property. It conducts all of its business from a leased facility in Solana Beach, California. The office space is provided by the Company's President for $670 per month. The Company believes the current facility will meet the Company's needs until we are in production.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended June 30, 2007.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common shares are quoted on the NASD OTC Bulletin Board, under the symbol "ARME."

At June 30, 2007, there were issued and outstanding 45,171,681 shares of Common Stock. The following table sets forth high and low bid quotations of the Company's common stock for the fiscal years ended June 30, 2007 and 2006 as follows:

         Quarter Ended                    High             Low
         ------------------              ------           ------
         September 30, 2006               0.14             0.09
         December 31, 2006                0.13             0.09
         March 31, 2007                   0.08             0.04
         June 30, 2007                    0.08             0.04

         September 30, 2005               0.09             0.08
         December 31, 2005                0.09             0.07
         March 31, 2006                   0.15             0.09
         June 30, 2006                    1.16             0.09

The Company has not declared or paid cash dividends in the past, and the Company does not anticipate that it will pay cash dividends in the foreseeable future. The Company currently intends to retain and reinvest future earnings, if any, to finance its operations.

Equity Compensation Plan Information

         The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants or rights under our existing equity compensation plans. The information in this table is as of June 30, 2007.

                        Number of securities
                           issuable upon
                            exercise of            Weighted average
                            outstanding            exercise price of
                              options,            outstanding options,      Number of securities
PLAN CATEGORY            warrants and rights      warrants, and rights      remaining available
-------------            -------------------      --------------------      -------------------
Equity compensation
   plans approved by
   security holders            $ 0                         N/A                    N/A

Equity compensation
   plans not approved
   by security
   holders                  3,100,000                    $ .07                   1,900,000
                         -------------------      --------------------      -------------------

Total                       3,100,000                    $ .07                   1,900,000
                         -------------------      --------------------      -------------------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION.

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

The Company's plan of operation for the next twelve months is to develop the rights and technology owned by Nova Electric Systems Inc., its wholly-owned subsidiary ("Nova"). Nova is in the business of developing and marketing electronic propulsion and battery power systems for electric powered vehicles.

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

The Company entered into a Joint Venture Agreement with Nu Pow'r on January 17, 2006, to form a Joint Venture Company ("JVC") to make and distribute electric propulsion systems. The formation agreement includes commitments for contributions from both companies. Although interim financial reporting by us gave effect to the completion and operation of the JVC, in fact, the operating agreement and other attributes were never formalized or agreed to and a bank account for the JVC was never established. Accordingly, the parties have recently agreed to ignore the existence of the JVC retroactive to its inception, and to operate without

In March 2007, we executed a license agreement with Nu Pow'r under which we received an exclusive, perpetual license to market and manufacture certain products of Nu Pow'r. The agreement does not convey the intellectual property associated with the Nu Pow'r electric propulsion systems or energy storage systems . We also agreed to pay Nu Pow'r a 15 percent royalty on the net profit of any of the vehicles covered by the license arrangement. In general, Nu Pow'r will receive 65% of the net profits and Armor will receive 35%. With respect to vehicle frames, Armor is to receive 85% and Nu Pow'r is to receive 15% of net profits.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The Company has incurred operating losses since its inception related primarily to development, amortization and general administrative costs. During the 2007 fiscal year, the Company posted a loss of $1,337,327, compared to a loss of $824,099 for the 2006 fiscal year. The Company has posted a cumulative loss of $2,437,119 since inception.

General and administrative expenses (including legal and consulting fees and management compensation) were $298,009 during the 2007 fiscal year, compared to $140,896 for the 2006 fiscal year. The increase in 2007 is due to the increased level of operations and financing activities within the Company during the year. Research and development expenses during fiscal 2007 were $105,546, compared to $505,841 during fiscal 2006 due in part to reduced funds available. Interest expese increased due to interest on the Convertible Debentures during the 2007 fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations from private financing. The Company has suffered recurring losses from operations and has a working capital deficiency (current assets less current liabilities) of $1,195,511 as of June 30, 2007.

The Company's capital requirements have not been significant in the past but the Company anticipates they will increase if development and product launch begins.

In April 2006, we entered into an agreement with three private investors which provides, among other things, that we were to receive bridge financing of $600,000 in three installments, for issuance of 10.25%, secured convertible debentures (the "Convertible Debentures"). Of that total, $215,000 was received 26, 2006. These first installment obligations are payable April 26, 2008, however, if not paid by April 26, 2007, the principal amount will increase by $70,953, for a total of principal due of $334,193 plus accrued interest. The second amount of $150,000 was to be funded no later than five days after the Company completes a Registration Statement (Form SB-2), and provides reasonable proof that a specified purchase order has been achieved.

On the second installment, $50,000 was received, but has been accounted for as an advance since the entire required second installment has not been received nor were notes issued for this advance until after June 30, 2006. The third amount of $235,000 was to be received no later than five days after a Registration Statement covering the securities was declared effective.

The Convertible Debentures are collateralized by a lien on all of our assets. The Convertible Debenture holders are entitled, at their option, to convert all or any part of the principal amount of the Convertible Debenture into shares of the Company's common stock, at the price per share of $0.12. The Company was to make annual interest payments to each holder, on each conversion date (as to the principal amount being converted) and on the maturity date. Each Convertible Debenture holder was granted a warrant to purchase shares of our Common Stock equal in amount to the loan value received divided by the share price of $0.12. In the first installment, we granted warrants to each entity for the purchase of 597,222 shares or a total of 1,791,667 shares.

ITEM 7.  FINANCIAL STATEMENTS

      The financial statements and the supplementary financial information required by this Item and included in this report are listed in the Index to Financial Statements beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of June 30, 2007, management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that as of June 30, 2007, our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Act.

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles, generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant changes in our internal control over financial reporting occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our CEO and CFO, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no controls can provide absolute assurance that all control issues and instances of fraud, if any, within we have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

 The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Company's directors, executive officers and key employees are as follows:

Name                          Age     Positions
----                          ---     ---------

Merrill Moses                 54      President, Chief Executive Officer and
                                      a Director

Cheryl Spousta-Schertzer      50      Vice President-Operations, Chief Financial
                                      Officer, Secretary and a Director

LaRoy Orr                     55      Director

Mr. Moses has served as President and Chairman of the Board since May 2004. From 1994 to the present Mr. Moses has owned and operated Cambridge Financial Services Inc., a private mortgage broker/banker. In addition, he is owner and CEO of Pinstripe Financial, LLC, a private investment company, and is a managing partner for Advanced Electric Propulsion Systems LLC.

Ms. Spousta-Schertzer has served as Vice President-Operations, Secretary, Chief Financial Officer and a director since January 2005. Since 2003 she has been Vice President Operations of Cambridge Financial Services Inc., a private mortgage broker/banker, and in 2004 became the CEO and Chairman of the Board for Revelations Foundation, a nonprofit organization. Prior to joining Cambridge Financial Services Inc., she accumulated over twenty years of engineering and administrative experience in various high technology industries. Between1983 and 1995 she held the positions of Vice President-Worldwide Quality Assurance and Reliability and Vice President of Worldwide Assembly and Test Operations for Silicon Systems, an "ASIC" design and manufacturing company.

Mr. Orr has served as a director since January 2005. He currently holds positions with Venture Capital Specialist LLC and South Iron Blossom Oil and Gas as an Acquisitions Manager; and he is a consultant for Keystone Ming Company.

DIRECTORS COMPENSATION

All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors or any committee thereof. The Board of Directors does not have any committees at this time.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms it received and written representations from reporting persons required to file reports under Section 16(a), to our knowledge all of the Section 16(a) filing requirements applicable to such persons with respect to fiscal 2007 were complied with.

ITEM 10. EXECUTIVE COMPENSATION

The Company has not paid any salaries or other compensation to its officers, directors or employees since inception. The Company has not entered into any employment agreement with any of its officers or directors. The Company accrued aggregate salaries of $5,900 per month for its President and Vice
President-Operations, but none has been paid to date.

         The following table sets forth certain information as of June 30, 2007 with respect to options held by the Named Executive Officers. The Company has no outstanding stock appreciation rights, either freestanding or in tandem with options. No options were issued during the past fiscal year.


                     SHARES                 NUMBER OF UNEXERCISED       VALUE OF UNEXERCISED
                  ACQUIRED ON    VALUE           OPTIONS AT           IN-THE-MONEY OPTIONS AT
                    EXERCISE    REALIZED        JUNE 30, 2007              JUNE 30, 2007 (1)
      NAME            (#)         ($)     EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
      ----            ---         ---     -------------------------   -------------------------
Merrill Moses........ N/A         -0-          2,000,000/-0-                -0-/ -0-
Cheryl A. Spousta-... N/A         -0-          1,000,000/-0-                -0-/ -0-
Schertzer
LaRoy Orr............ N/A         -0-             100,000/0                 -0-/-0-

(1) Assumes that a share of Common Stock was valued at $ .07 per share on June 30, 2007 (the closing price of the Common Stock on that date as reported by the OTC Bulletin Board). Values are reflected as zero as the exercise prices of all options equaled or exceeded the market price.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of June 30, 2007 by each director and executive officer of the Company, each person known to us to be the beneficial owner of more than 5% of the outstanding Common Stock, and all directors and executive officers of the Company as a group. Except as otherwise indicated below, each person has sole voting and investment power with respect to the shares owned, subject to applicable community property laws.

                                                   SHARES BENEFICIALLY OWNED
                                                   -------------------------

       NAME AND ADDRESS                          NUMBER                PERCENT
       ----------------                          ------                -------

Nu Age Electrical Systems Inc.
10610 Eagle Nest Street                         6,648,000               14.7%
Las Vegas, NV 89141 (1)

Merrill Moses                                   1,326,000                2.9%
201 Lomas Santa Fe, Suite #420
Solana Beach, CA 92075

Cheryl Spousta-Schertzer                          400,000                  *
201 Lomas Santa Fe, Suite #420
Solana Beach, CA 92075

LaRoy Orr                                               0                  0
201 Lomas Santa Fe, Suite #420
Solana Beach, CA 92075

All directors and executive officers of         1,726,000               3.8%
the Company as a group (3 persons)

The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is considered to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

An affiliate owned by our President loaned $276,247 to us as of June 30, 2006. Subsequently, in the current quarter, this was transferred to a convertible debt of $273,557 and the balance of $2,690 was reclassified to accounts payable-related party. The proceeds of this loan, of which all but $12,000 was provided during the year ended June 30, 2006, were used solely to finance our R&D technology.

The same affiliate also loaned us, in the current period ended September 30, 2006, $55,000. On September 18, 2006 this new loan was paid in full with the issuance of 550,000 units, which includes one share of our common stock and one warrant to purchase an additional share of common stock. The shares were valued at $ 0.10 per share, and the warrants have a conversion price of $0.15 per share with an expiration date of September 18, 2008. As of June 30, 2006, the Company paid $323,795 towards its commitment to pay a $650,000 advance royalty to Nu Age Electric, Inc., in connection with the acquisition of certain marketing rights, of which $59,000 was paid during the current year and $264,795 was paid during the prior year. Advance royalties are classified as a contra equity account since the amount paid is to a shareholder of Armor.

Subsequent to June 30, 2006, additional working capital of $25,000 was provided by an entity owned and controlled by the President of the Company.

ITEM 13.  EXHIBITS

Exhibit
Number   Description of Document
------   -----------------------

3.1.1    Articles of Incorporation (1)
3.1.2    Articles of Amendment dated August 31, 1999 (1)
3.1.3    Articles of Amendment dated June 4, 2004 (2)
3.2      Bylaws (1)
31.1     Section 302 Certification of CEO
31.2     Section 302 Certification of CFO
32.1     Section 906 Certification of CEO
32.2     Section 906 Certification of CFO

(1) Previously filed as an exhibit to the Company's Form 10-SB as filed on January 6, 2003

(2) Previously filed as an exhibit to the Company's Form 10-KB as filed on October 15, 2004

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2007 and 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                                          June 30, 2007       June 30, 2006
                                          -------------       -------------

(i)    Audit Fees                           $   66,456          $   44,968
(ii)   Audit Related Fees                           --                  --
(iii)  Tax Fees                                  7,270               4,471
(iv)   All Other Fees                               --                  --
                                            ----------          ----------
          Total fees                        $   73,726          $   49,439
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

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Armor Electric Inc.'s consolidated financial statements and are not reported under "Audit Fees". There were no Audit-Related services provided in fiscal 2007 or 2006.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax services provided in fiscal 2007 or 2006.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2007 or 2006.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDI SERVICES OF INDEPENDENT AUDITORS

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


Date: October 15, 2007                             ARMOR ELECTRIC INC.

                                                   By: /s/ Merrill Moses
                                                       ---------------------
                                                       Merrill Moses
                                                       President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Merrill Moses                 President, Chief Executive Officer and a Director       October 15, 2007
----------------------                  (Principal Executive Officer)
Merrill Moses


/s/ Cheryl Spousta-Schertzer        Vice President-Operations, Chief Financial Officer
------------------------------                   and a Director
Cheryl Spousta-Schertzer             (Principal Financial and Accounting Officer)         October 15, 2007


/s/ LaRoy Orr                                      Director                               October 15, 2007
--------------------------
LaRoy Orr

                              ARMOR ELECTRIC, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2007

                                TABLE OF CONTENTS
                                -----------------


                                                                            PAGE
                                                                            ----


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     F-1
--------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET                                                  F-2
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS                                       F-3
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)                    F-4
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS                                       F-8
--------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  F-10
--------------------------------------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Armor Electric, Inc.
Solana Beach, CA

We have audited the accompanying consolidated balance sheet of Armor Electric, Inc. (a development stage enterprise) as of June 30, 2007, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended June 30, 2007 and 2006, and for the period from October 29, 2003 (Inception) to June 30, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Armor Electric, Inc., as of June 30, 2007 and the results of their operations and their cash flows for the years ended June 30, 2007 and 2006, and the period from October 29, 2003 (Inception) to June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

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


Braverman International, P.C.
Prescott, Arizona
September 12, 2007

                              ARMOR ELECTRIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2007

                       ALL ASSETS ARE COLLATERALIZED UNDER
                   CONVERTIBLE DEBENTURES AND SHAREHOLDER LOAN




                                     ASSETS
                                    ---------

Current Assets

     Cash in bank                                             $     3,240
     Prepaid expenses                                               8,993
                                                              -----------

                  Total Current Assets                        $    12,233
                                                              ===========



                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ----------------------------------------

CURRENT LIABILITIES

       Accounts payable                                       $       349
       Shareholder advances                                        72,690
       Accrued management compensation                            132,220
       Accrued liquidating damages - related parties               95,985
       Accrued interest - related parties                          89,551
       Convertible debt - related parties                         816,939

                                                              -----------
       Total Current Liabilities                                1,207,734


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)

Preferred stock, $.001 par value, 10,000,000
  shares authorized, none issued                                       --


Common stock, par value $.001, 100,000,000 shares
   authorized, 45,171,681 issued and outstanding                   45,171
Paid in capital                                                 1,530,243
(Deficit) accumulated during the development stage             (2,437,119)
Shareholder - advance royalties                                  (333,795)
                                                              -----------

Total Stockholders' (Deficit)                                  (1,195,499)
                                                              -----------

                                                              $    12,233
                                                              ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              ARMOR ELECTRIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              CUMULATIVE
                                                FOR THE YEARS ENDED              FROM
                                                    JUNE 30,                OCTOBER 29, 2003
                                           ------------------------------   (INCEPTION) TO
                                              2007           2006             JUNE 30, 2007
                                           ------------------------------     -------------

REVENUES                                  $         --      $         --      $        --
                                          ------------      ------------      -----------
EXPENSES
   General and administrative:
        Legal fees                              71,246            29,470          100,716
        Consulting fees                         15,000                --           73,501
        Management compensation                121,600           160,620
        Other                                  107,568            89,556          271,671
   Debt servicing costs and
       expenses - related parties              516,407            74,377          590,784
   Stock registration costs                         --            56,377           56,377
   Amortization of warrant valuations          446,878           504,244
   Research & development                      105,546           505,841          679,207
                                          ------------      ------------      -----------

   Total expenses                            1,377,327           824,099        2,437,119
                                          ------------      ------------      -----------

NET (LOSS)                                $ (1,377,327)     $   (824,099)     $(2,437,119)
                                          ============      ============      ===========

NET (LOSS) PER SHARE                      $      (0.03)     $      (0.02)
                                          ===========       ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                 42,651,748        40,377,514
                                          ============      ============




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                      F-3





                                                        ARMOR ELECTRIC, INC.
                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                               (Deficit)
                                                                                 Escrowed Shares              Accumulated
                                   Common Stock                    Common      for legal services     Share-    During      Total
                               -------------------                 Stock      --------------------    holder   Develop-     Stock-
                                                     Paid-in    Subscription  Number of    Balance    Advance    ment       holders
                                Shares     Amount    Capital     Receivable    shares   Receivable   Royalty    Stage      Equity
                              ----------   -------   --------    ----------   --------    --------    ------   --------    --------

Inception, Oct 30, 2003,
 Stock issued for services
 @ $.001 per share                 1,000   $     1   $     --    $       --         --    $     --    $   --   $     --    $      1

April 21, 2004 Stock
 issued for services @
 $0.001 per share             20,999,000    20,999          1            --         --          --        --         --      21,000

     Contributed Capital              --        --     15,232            --         --          --        --         --      15,232

     Net (Loss), for the
       period ended
       April 27, 2004                 --        --         --            --         --          --        --    (37,033)    (37,033)
                              ----------   -------   --------    ----------   --------    --------    ------   --------    --------

BALANCE, APRIL 27, 2004       21,000,000    21,000     15,233            --         --          --        --    (37,033)       (800)

     Recapitalization,
       April 27, 2004         13,717,333    13,717    (34,558)           --         --          --        --         --     (20,841)

     Contributed Capital              --        --      3,308            --         --          --        --         --       3,308

     Net (loss) for period            --        --         --            --         --          --        --     (9,308)     (9,308)
                              ----------   -------   --------    ----------   --------    --------    ------   --------    --------

BALANCE, JUNE 30, 2004        34,717,333    34,717    (16,017)           --         --          --        --    (46,341)    (27,641)

     Shares issued
       October 15, 2004
       @ $0.25 for
       marketing
       consulting services       150,000       150     37,350            --         --          --        --         --      37,500

     Shares issued
       February 16, 2005
       to escrow @ $0.115
       per share for
       future legal
       services                  300,000       300     34,200            --   (300,000)    (34,500)       --         --          --

     Shares issued
       January 21, 2005
       @ $.115 per share
       for legal services
       provided                  304,348       304     34,696            --         --          --        --         --      35,000

PRIVATE PLACEMENT

     Shares issued
       February 4, 2005
       for cash at $.10
       per share, net of
       warrant valuation         300,000       300     13,200            --         --          --        --         --      13,500

     Shares issued
       February 8, 2005
       for cash at $.10
       per share, net of
       warrant valuation       1,050,000     1,050     59,200            --         --          --        --         --      60,250

     Shares issued
       February 9, 2005
       for cash at $.10
       per share, net of
       warrant valuation         100,000       100      4,400            --         --          --        --         --       4,500

     Shares issued
       February 16, 2005
       for cash at $.10
       per share, net of
       warrant valuation         350,000       350     15,590            --         --          --        --         --      15,940






                                                        ARMOR ELECTRIC, INC.
                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                            (CONTINUED)

                                                                                                              (Deficit)
                                                                               Escrowed Shares               Accumulated
                                     Common Stock                 Common     for legal services     Share-     During      Total
                                 -------------------              Stock     --------------------    holder     Develop-    Stock-
                                                      Paid-in  Subscription Number of   Balance     Advance     ment       holders
                                  Shares     Amount   Capital   Receivable    shares  Receivable   Royalty     Stage      Equity
                                ----------   ------   --------    ------    --------    -------    --------    --------    --------

     Shares issued
       February 17, 2005
       for cash  at $.10
       per share, net of
       warrant valuation           350,000      350     15,590        --          --         --          --          --      15,940

     Shares issued
       February 18, 2005
       for cash at $.10
       per share, net of
       warrant valuation           100,000      100      4,400        --          --         --          --          --       4,500

     Shares issued
       February 20, 2005
       for cash at $.10
       per share, net of
       warrant valuation           100,000      100      4,400        --          --         --          --          --       4,500

     Shares issued
       February 22, 2005
       for cash at $.10
       per share, net of
       warrant valuation         2,600,000    2,600    148,118        --          --         --          --          --     150,718

     Shares issued
       February 28, 2005
       for cash at $.10
       per share, net of
       warrant valuation           100,000      100      4,400        --          --         --          --          --       4,500

     Shares issued
       March 4, 2005 for
       cash at $.10 per
       share, net of
       warrant valuation            40,000       40      1,760        --          --         --          --          --       1,800

     Common stock
       subscribed,
       March 4, 2005
       at $.10 per share            10,000       10        990        --          --         --          --          --       1,000

     Shares issued
       May 20, 2005 for
       cash at $.10 per
       share, net of
       warrant valuation           100,000      100      4,400        --          --         --          --          --       4,500

PRIVATE PLACEMENT

     Warrant valuation on
       shares issued in
       the private
       placement                        --       --    238,353        --          --         --          --          --     238,353

     Common stock
       subscription
       receivable                       --       --         --    (1,000)         --         --          --          --      (1,000)

     Stock offering costs               --       --    (76,182)       --          --         --          --          --     (76,182)

   Shareholder advance
       royalties                        --       --         --        --          --         --    (264,795)         --    (264,795)

     Contributed capital                --       --     48,970        --          --         --          --          --      48,970

     Net (loss) for period              --       --         --        --          --         --          --    (189,352)   (189,352)
                                ----------   ------   --------    ------    --------    -------    --------    --------    --------

BALANCE, JUNE 30, 2005          40,671,681   40,671    577,818    (1,000)   (300,000)   (34,500)   (264,795)   (235,693)     82,501






                                                        ARMOR ELECTRIC, INC.
                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                            (CONTINUED)

                                                                                                             (Deficit)
                                                                 Common        Escrowed Shares              Accumulated
                                   Common Stock                   Stock     for legal services     Share-     During       Total
                               -------------------              Subscrip-  --------------------    holder     Develop-     Stock-
                                                      Paid-in     tion    Number of   Balance     Advance      ment        holders
                               Shares      Amount     Capital  Receivable  shares   Receivable   Royalty      Stage       Equity
                            -----------    -------    --------    -----   --------    -------    --------    ----------    --------

     Cancelled common
       stock subscribed,
       March 4, 2005 at
       $.10 per share           (10,000)       (10)       (990)   1,000         --         --          --            --          --

     Contributed capital             --         --       6,100       --         --         --          --            --       6,100

     Correction to stock
       offering costs-
       prior year                    --         --      35,000       --         --         --          --            --      35,000

     Shares issued from
       escrowed shares               --         --          --       --     70,000      8,050          --            --       8,050

     Discount on
       convertible debt
       - warrants                    --         --     263,240       --         --         --          --            --     263,240

     Shareholder advance
       royalties                     --         --          --       --         --         --     (59,000)           --     (59,000)

     Net (loss) for the
       year                          --         --          --       --         --         --          --      (824,099)   (824,099)
                            -----------    -------    --------    -----   --------    -------    --------    ----------    --------

BALANCE, JUNE 30, 2006       40,661,681     40,661     881,168       --   (230,000)   (26,450)   (323,795)   (1,059,792)   (488,209)

     Shares issued
       August 16, 2006 to
       escrow @ $.09 per
       share for future
       legal services           300,000        300      26,700       --   (300,000)   (27,000)         --            --          --

     Shares issued from
       escrow, September
       30, 2006                      --         --          --       --    456,000     46,790          --            --      46,790

     Discount on
       convertible debt
       - warrant                     --         --     205,168       --         --         --          --            --     205,168

     Discount on
       convertible debt
       - warrant                     --         --      35,836       --         --         --          --            --      35,836

     Warrant valuation
       on waiver agreement           --         --      29,786       --         --         --          --            --      29,786

     Shares issued
       September 18, 2006
       for cash at $.10
       per share, net of
       warrant valuation        550,000        550      26,172       --         --         --          --            --      26,722

     Warrant valuation on
       shares issued on
       September 18, 2006            --         --      28,278       --         --         --          --            --      28,278

     Shares issued
       November 9, 2006
       for cash at $.10
       per share, net of
       warrant valuation         10,000         10         125       --         --         --          --            --         135

     Warrant valuation
       on shares issued
       on November 9, 2006           --         --         865       --         --         --          --            --         865

     Shares issued
       November 23, 2006
       to escrow @ $.09
       per share for
       future legal
       services                 300,000        300      26,700       --   (300,000)   (27,000)         --            --          --

     Shares issued
       November 30, 2006
       for cash at $.10
       per share, net of
       warrant valuation
       and stock offering
       costs of $10,669       1,000,000      1,000      36,877       --         --         --          --            --      37,877

     Warrant valuation on
       shares issued on
       November 30, 2006             --         --      51,454       --         --         --          --            --      51,454





                                                        ARMOR ELECTRIC, INC.
                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                            (CONTINUED)

                                                                                                          (Deficit)
                                                                            Escrowed Shares              Accumulated
                              Common Stock                    Common      for legal services   Share-      During         Total
                          -------------------                 Stock      --------------------  holder      Develop-       Stock-
                                                 Paid-in   Subscription Number of   Balance    Advance      ment          holders
                            Shares     Amount    Capital    Receivable   shares   Receivable  Royalty      Stage         Equity
                          ----------  -------  -----------   --------   --------   --------   ---------   -----------   -----------

     Shares issued from
       escrow,
       December 31, 2006             --         --          --       --     74,000      6,660          --            --       6,660

     Shares issued
       January 10, 2007
       to escrow @ $.09
       per share for
       future legal
       services              150,000      150       13,350         --   (150,000)   (13,500)         --            --            --

     Shares issued
       January 18, 2007
       for cash at $.10
       per share, net of
       warrant valuation
       and stock offering
       costs of $2,500       250,000      250         (508)         --         --         --          --            --         (258)

     Warrant valuation on
       shares issued on
       January 18, 2007           --       --       22,758         --         --         --          --            --        22,758

     Shares issued
       February 5, 2007
       for cash at $.10
       per share, net of
       warrant valuation     250,000      250           --         --         --         --          --            --           250

     Warrant valuation on
       shares issued on
       February 5, 2007           --       --       24,750         --         --         --          --            --        24,750

     Valuation of Employee
       stock options
       granted on
       March 26, 2007             --       --       19,175         --         --         --          --            --        19,175

     Shareholder advance
       royalties                  --       --           --         --         --         --     (10,000)           --       (10,000)

     Shares issued
       April 23, 2007
       for consulting
       agreement @ $.06
       per share             250,000      250       14,750         --         --         --          --            --        15,000

     Shares issued
       April 23, 2007
       for research and
       development
       services @ $.06
       per share           1,000,000    1,000       59,000         --         --         --          --            --        60,000

     Shares issued
       May 17, 2007 to
       escrow @ $.045 per
       share for future
       legal services        450,000      450       19,800         --   (450,000)   (20,250)         --            --            --

     Shares issued from
       escrow,
       June 30, 2007              --       --           --         --    900,000     60,750          --            --        60,750

     Contributed capital          --       --        8,040         --         --         --          --            --         8,040

     Net (loss) for the
       year                       --       --           --         --         --         --          --    (1,377,327)   (1,377,327)
                          ----------  -------  -----------   --------   --------   --------   ---------   -----------   -----------

BALANCE, JUNE 30, 2007    45,171,681  $45,171  $ 1,530,244   $     --         --   $     --   $(333,795)  $(2,437,119)  $(1,195,499)
                          ==========  =======  ===========   ========   ========   ========   =========   ===========   ===========


                                           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS





                                                       ARMOR ELECTRIC, INC.
                                                 (A DEVELOPMENT STAGE ENTERPRISE)
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                  CUMULATIVE FROM
                                                                                                                    OCTOBER 29,
                                                                                 FOR THE YEARS ENDED                   2003
                                                                                       JUNE 30,                    (INCEPTION) TO
                                                                                ---------------------------           JUNE 30,
                                                                                  2007                2006              2007
                                                                               -----------         ---------         -----------

OPERATING ACTIVITIES
    Net (loss) from operations                                                 $(1,377,327)        $(824,099)        $(2,437,119)

    Adjustments to reconcile net (loss) to net cash (used) by operating activities:
        Amortization - warrant valuations                                          457,366            46,878             504,244
        Amortization - financing costs                                              60,423             6,624              67,047
        Services - stock registration                                                                 35,000              35,000
        Contributions to capital                                                     8,040             6,100              81,650
        Common Stock issued for services                                           207,374             8,050             308,925


    Changes in operating assets and liabilities:
       State income tax payable                                                                       (1,600)
       Accounts payable - other                                                   (111,300)          101,649             (11,045)
       Trust funds                                                                                                           553
       Prepaid expenses                                                             (3,839)           (5,154)             (8,993)
       Accrued liquidating damages - related parties                                86,353            57,872             144,225
       Accrued interest - related parties                                           79,769             9,782              89,551
       Convertible debt - principal increases                                      280,143                               280,143
       Accrued management compensation                                              85,020            33,600             122,220
                                                                               -----------         ---------         -----------

    Total adjustments                                                            1,149,349           298,802           1,613,520
                                                                               -----------         ---------         -----------

     NET CASH (USED) BY OPERATING ACTIVITIES                                      (227,978)         (525,298)           (823,599)
                                                                               -----------         ---------         -----------

INVESTING ACTIVITIES:
     (Increase) in financing costs                                                  (29,786)          (37,262)            (67,048)
     Shareholder - advance royalties                                                (10,000)          (59,000)           (333,796)
                                                                                -----------         ---------         -----------

      NET CASH (USED) BY INVESTING ACTIVITIES                                       (39,786)          (96,262)           (400,844)
                                                                                -----------         ---------         -----------

FINANCING ACTIVITIES
      Proceeds from sale of common stock, net of costs                                223,617                --             666,436
      Proceeds from shareholder loan                                                                     276,247            276,247
      Proceeds from shareholder advances                                              140,000                               140,000
      Repayments of shareholder advances                                             (120,000)                             (120,000)
      Proceeds from advance on debt financing - related parties                                          50,000
      Proceeds from convertible debt - related parties                                                  215,000             265,000
                                                                                  -----------         ---------         -----------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                                     243,617           541,247           1,227,683
                                                                                  -----------         ---------         -----------

        NET INCREASE (DECREASE) IN CASH                                               (24,147)          (80,313)              3,240

        CASH, BEGINNING OF PERIOD                                                      27,387           107,700                  --
                                                                                  -----------         ---------         -----------

        CASH, END OF PERIOD                                                       $     3,240         $  27,387         $     3,240
                                                                                  ===========         =========         ===========






                                                       ARMOR ELECTRIC, INC.
                                                 (A DEVELOPMENT STAGE ENTERPRISE)
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (CONTINUED)


SUPPLEMENTAL CASH INFORMATION
                Income taxes paid                                          $     1,600                           $    1,600
                                                                           ===========                           ==========

SUPPLEMENTAL NON-CASH INFORMATION

                 Common stock subscribed, 10,000 shares                                         $    (1,000)
                 Common stock subscription receivable                                                 1,000
                                                                                                -----------
                                                                                                $       --
                                                                                                ===========
                 Accrued liquidating damages
                      converted to secured convertible debt                                     $    64,991
                                                                                                ===========

                 Financing costs paid with warrants - Granite               $29,786.00                            $ 29,786.00
                                                                             =========                             ===========

                 Value of common stock escrowed for future legal
                    services:
                 Escrow beginning balance                                   $    26,450            34,500         $        --
                 Value of shares transferred to escrow                           87,750                --             122,250
                 Value of shares applied to legal services                     (114,200)           (8,050)           (122,250)
                                                                            -----------         ---------         -----------
                 Value of escrowed balance receivable                       $        --         $  26,450         $        --
                                                                            ===========         =========         ===========

                 Granite convertible debt discount:
                 Beginning balance                                          $   216,362                           $      --
                 Allocation of debt to warrant valuation                         35,836                               299,076
                 Amortization                                                  (252,198)                             (299,076)
                                                                            -----------                           -----------
                 Discount on debt - Granite balance                         $        --                           $      --
                                                                            ===========                           ===========

                 Pinstripe convertible debt discount:
                 Allocation of debt to warrant valuation                    $   205,168                           $   205,168
                 Amortization                                               $  (205,168)                             (205,168)
                                                                            -----------                           -----------
                 Discount on debt - Pinstripe balance                       $        --                           $      --
                                                                            ===========                           ===========


                                          SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                               F-9

                              ARMOR ELECTRIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY

Armor Electric, Inc. ("Armor", "the Company", "we", "us", "our"), formerly Armor Enterprises, Inc. and Armor Software, Inc., is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. We are a Florida corporation, formed on June 5, 1998. Since inception we have had no operations. Armor was formed with the purpose of developing privacy encryption software for the Internet. After efforts to develop the business failed, the business was abandoned in mid 2000. Since then we have devoted our time and finances in the development of new research and development (R&D) technology for electric motorized vehicles. Our fiscal year end is June 30.

BASIS OF PRESENTATION

On April 27, 2004 we acquired all of the issued and outstanding shares of common stock of Nova Electric Systems, Inc. (Nova, or the Company) a development stage Nevada Corporation, formed October 29, 2003, in exchange for 21 million restricted shares of common stock of Armor, pursuant to Section 368 (a) (1) (B) of the Internal Revenue Code, which provides for a tax-free exchange.

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

At the date of the stock exchange, all of the net assets of Armor were acquired by Nova at fair value which equaled Armor's book value. For presentation purposes certain prior period amounts have been reclassified for comparative purposes. Nova's fiscal year end is also June 30.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of and for the years ended June 30, 2007 and 2006, include the accounts of Armor Electric, Inc. and Nova Electric Systems, Inc., after elimination of all inter-company accounts and transactions.

CASH EQUIVALENTS

We consider all highly liquid investments with the original maturities of three months or less to be cash equivalents.

GOING CONCERN

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have sustained operating losses since our inception. As of June 30, 2007 we have a deficit in working capital and stockholders' equity.

Our ability to continue in existence is dependent on our ability to develop additional sources of capital, and to achieve profitable operations. We presently have several electric vehicle prototypes in the hands of prospective customers for testing and consideration for viability of the products which may lead to production pursuant to our business plan. In the meantime we plan to pursue additional private placements of our common stock. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, disclosures about fair value of financial instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of the Company's financial instruments, which consists of current assets and liabilities including long-term debt approximate fair values due to either the short-term maturities of such instruments or current market rates for similar long-term debt obligations.

RESEARCH AND DEVELOPMENT

We expense research and development expense until such time that Beta testing has been completed, at which point incurred costs are capitalized. All R&D is performed on a contract basis.

STOCK BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123 (R) "Share-Based Payment" which requires the measurement and recognition of compensation expense for all share-based payment awards made to include employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

The Company adopted SFAS No. 123(R) using the modified prospective transition method for awards made to employee and directors, which required the application of the accounting standard as of January 1, 2006. The accompanying consolidated financial statements as of and for the year ended June 30, 2007 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company's accompanying consolidated financial statements for the prior periods have not been restated, and do not include the impact of SFAS No. 123(R). During the years ended June 30, 2007 and 2006, the Company granted 3,100,000 and -0- stock options to employees or directors, respectively.

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


NOTE 2 - CONTRIBUTED CAPITAL

Capital contributed by management during the years ended June 30, 2007 and 2006, for the fair value of rent totaled $8,040 and $6,100, respectively.


NOTE 3 - RELATED PARTY TRANSACTIONS

As of June 30, 2007, the Company paid $333,795 towards its commitment to pay a $650,000 advance royalty to Nu Age Electric, Inc., in connection with the acquisition of certain marketing rights, of which $10,000 was paid during the current year and $323,795 was paid during the prior years. Advance royalties are classified as a contra equity account since the amount paid is to a shareholder of Armor.

In addition to the above, Nu Age also received from us $12,500 for finder's fees for arranging two private placements in the current year. These fees were deducted from paid in capital and are being treated as stock offering costs.

An affiliate owned by the President of the Company, Pinstripe Financial, LLC, loaned $273,557 to the Company as of June 30, 2007. There were no proceeds of this loan provided during the current year. This debt is collateralized by a second position on all of the assets of the Company and is payable with interest at 18 percent per annum, due on July 1, 2008, see note 9 for further discussion.

The same affiliate above also loaned us in the current year, $55,000. On September 18, 2006 this new loan was paid in full with the issuance of 550,000 units, which includes one share of the Company's common stock and one warrant to purchase an additional share of common stock. The shares were valued at $ 0.10 per share, and the warrants have a conversion price of $0.15 per share with an expiration date of September 18, 2008. We have reserved shares of unissued common stock for warrant exercises. These shares also have restrictions attached to them on their resale, pursuant to the Stock Purchase Agreement, along with certain restrictions for subsequently issued shares. The detachable warrant was valued at $28,278 using Black-Scholes option pricing model using the following assumptions: stock price volatility of 114.00%, risk free rate of return of 5.05%; dividend yield of 0%, and a 2.0 year term, and has been included in paid in capital as an allocation of the proceeds attributed to the sale of the related common stock.

In addition to related party transactions included elsewhere, one shareholder's law firm, which is the Company's SEC legal and general corporate counsel, was issued 900,000 free trading shares during the current year pursuant to filing a Form S-8 on January 21, 2005, to be held in escrow by him against future services. These shares were issued at a value of $87,750. During the current year the law firm redeemed all escrowed shares totaling 1,430,000 with a value of $114,200 which was applied against the account payable to them as of June 30, 2006, of $50,150 and current year's billings of $60,050. We valued all issuances of escrowed shares at market on the date of issuance, and created a contra equity account to provide for the amount receivable there from. As escrowed shares are sold into the open market by the law firm, we reduced the originally assigned value of the shares from the contra equity account, and applied that amount as a reduction of the amount owing to the law firm. Any gain or loss on the sale of the escrowed shares is considered a gain or loss by the law firm, since they were in control of the sale of the escrowed shares, not us. On June 18, 2007, this law firm resigned.

During the year ended June 30, 2006, we capitalized a deferred financing cost in connection with the convertible debentures of April 24, 2006, which fees originated from the aforementioned law firm. During the current year we amortized the remaining balance of $30,638, resulting in an unamortized balance of zero at June 30, 2007.


NOTE 4 - COMMITMENTS AND CONTINGENCIES

CONSULTING AGREEMENT

On April 23, 2007, we negotiated a binding license agreement with Nu Pow'r, see
Note 8. We agreed to provide 500,000 shares of common stock for this consulting service by registered them on Form S-8 dated February 16, 2005. We issued 250,000 shares on April 23, 2007 upon the consulting agreement being signed and when all the ancillary agreements and contracts are complete we shall be issue the remaining 250,000 shares. We valued the shares issued at $15,000, and recorded the expense as a consulting fee. The term of the consulting agreement is for six months. Either party may cancel the agreement with a thirty day notice. The balance of the 250,000shares have not been issued since the remaining contracts have not been finalized


NOTE 5 - THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards and their effect on the Company.

SFAS 156
--------
In March 2006, the FASB issued SFAS 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS ("SFAS 156"), amending SFAS 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. SFAS 156 permits entities the choice between either the amortization method or the fair value measurement method for valuing separately recognized servicing assets and liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006; early adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements for any interim period of that fiscal year. We believe the adoption of SFAS 156 will not have an impact on our financial statements.

SFAS 157
--------
In September 2006, the FASB issued SFAS 157, FAIR VALUE MEASUREMENTS ("SFAS 157"). SFAS 157 provides guidance on the application of fair value measurement objectives required in existing GAAP literature to ensure consistency and comparability. Additionally, SFAS 157 requires additional disclosures on the fair value measurements used. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We believe the adoption of SFAS 157 will not have a material impact on its financial statements

SFAS 158
--------
Also in September 2006, the FASB issued SFAS 158, EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS, AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106, AND 132(R) ("SFAS 158"). SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in their balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The statement's provisions related to the recognition of the funded status of a defined benefit postretirement plan and required disclosures are effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and the benefit obligation as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The provisions of SFAS 158 does not have a material effect on our financial statements as we currently have no defined benefit plan.

SFAS 159
--------
In February 2007, the FASB issued SFAS 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES FAIR VALUE MEASUREMENTS ("SFAS 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on our financial statements.

FIN 48
------
In June 2006, the FASB issued FIN 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES-AN INTERPRETATION OF FASB STATEMENT NO. 109, ACCOUNTING FOR INCOME TAXES ("FIN 48"), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires the Company to recognize, in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

SFAS 123-R
----------
In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123-R"). SFAS No.123-R is a revision of SFAS No. 123, as amended, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No.123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

The adoption of these new Statements is expected to have a material effect on the Company's financial position, results of operations, and cash flows in future periods.


NOTE 6 - LIQUIDATING DAMAGES

The Company agreed to file a registration statement on form SB-2 to register the shares underlying its four convertible debentures. A provision of the Registration Rights Agreement was for Armor to pay liquidating damage of 2% per month for up to 12 months on the outstanding principal in the event the registration statement did not become effective as of August 30, 2006 for three debt holders, and November 4, 2006 for the fourth one, which it did not. The Company voluntarily withdrew its registration statement on Form SB-2 after comments were received from the Securities and Exchange Commission. As of June 30, 2007 a total of $95,985 was accrued as liquidating damages, and has been included in debt servicing costs and expenses at June 30, 2007 (Note 9).


NOTE 7 - RESEARCH AND DEVELOPMENT

We expense research and development costs as they are incurred. During the years ended June 30, 2007 and 2006, we expensed a total of $104,568 and $505,841 respectively relating to vehicle prototypes and electric propulsion systems with outside vendors. Our research and development expense in the current year consisted of the value of 1 million shares of our restricted common stock of $60,000, and $50,000 cash paid to the designer of our electric propulsion system as consideration for their issuance of a perpetual international license to manufacture and sell certain of our vehicles as further described in Note 8, less a write-off of their prior year's accounts payable balance of $5,432.

NOTE 8 - LICENSING AGREEMENT

On March 28, 2007, we signed a working agreement with Nu Pow'r, LLC (Nu Pow'r). Among the provisions of the agreement, Nu Pow'r grants to Armor an exclusive, perpetual international license to market and manufacture the electric scooter, the "extreme" electric go-kart, and the three wheeled electric pedi-cab. The agreement does not convey to Armor the intellectual property of the Nu Pow'r electric propulsion systems (EPS) or the Nu Pow'r energy storage systems (ESS). Nu Pow'r will provide updates to their proprietary systems as they become available. Nu Pow'r also agrees to provide the EPS and ESS systems to Armor at the most favored pricing available. We also agreed to pay Nu Pow'r a 15 percent royalty on the net profit of any of the above vehicles. In connection with the three wheeled pedi-cab vehicle to be initially used in Mexico, when and if the prototypes are accepted and orders for them finalized, the related BIMO contract will be jointly owned and the net profits will be shared in the following way:

In regards to the EPS and ESS systems, Nu Pow'r will receive 65% and Armor 35% of the net profits. In regards to the frames, Armor will receive 85% and Nu Pow'r will receive 15% of the net profits. Nu Pow'r also agreed to a non-compete clause to be built in and agreed to refer all potential buyers of the above vehicles to Armor for negotiating the sale.

The agreement provides for future research and development projects, in regard to mutually agreeing in advance to budgets, goals, and timelines of performance and fund raising.

We agreed to pay in exchange for the above license, cash and 1 million shares of our restricted common stock as further described in Note 7.


NOTE 9 - DEBT FINANCING

NEW CONVERTIBLE DEBENTURE - RELATED PARTY
-----------------------------------------

On July 1, 2006, we formalized an agreement with the affiliate referred to in
Note 3 above, Pinstripe Financial, LLC. The affiliate is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of the Debenture, totaling $273,557, or any part of the principal amount of the Debenture is converted into shares of restricted common stock, par value $.001 per share, at the price per share of $0.12. In addition, we shall make annual interest payments to the affiliate, on each conversion date (as to the principal amount being converted) and on the maturity date. The interest shall be calculated on a 360 day basis and will accrue daily. The Debenture holder was granted a detachable warrant to purchase 2,279,642 shares of the Company's Common Stock at the share price of $0.16.

We determined that the detachable warrant was valued at $205,168 using Black-Scholes option pricing model using the following assumptions: stock price volatility of 114.00%, risk free rate of return of 5.05%; dividend yield of 0% and a 7.0 year term. The face amount of the convertible debenture of $273,557 was proportionately allocated to the debenture and the warrants in the amount of $68,389 and $205,168, respectively.

The total warrant value of $205,168 was accounted for as a debt discount and was amortized and treated as interest expense over the period of expected repayment of the debentures- a twelve month period, not the term of the convertible debenture of 24 months, on a straight line basis, and was fully amortized by the end of the current year.

SHAREHOLDER ADVANCES
--------------------

During the current year, another affiliated company owned by our President, and a major shareholder's company, advanced us on a short term, non-interest bearing, unsecured basis, $130,000 and $10,000, respectively, of which $120,000 was repaid during the year to the former related parties. In addition, Pinstripe Financial, LLC (Note 3) advanced us $2,690 on the same terms and conditions, which is still outstanding as of June 30, 2007.

REGISTRATION STATEMENT
----------------------

We filed, on Form SB-2, a registration statement on July 25, 2006, with the Securities and Exchange Commission to register all shares and warrants pertaining to both the equity and debt financing transactions of 2005 and 2006. On April 12, 2007, we withdrew our registration statement which was amended on December 27, 2006.

GRANITE FINANCIAL GROUP WAIVER AGREEMENT
----------------------------------------

On October 1, 2006, we entered into a waiver agreement with a member of the Granite Financial Group who was one of the three secured convertible debenture holders. In exchange for the waiving of a closing requirement for their second installment, they were granted an additional 312,500 warrants. These warrants have an exercise price of $ .16 per share and have an expiration date of October 1, 2013. The warrant was valued at $29,786 using the Black-Scholes option pricing model using the following assumptions: stock price volatility of 114.00%, risk free rate of return of 5.05%; dividend yield of 0% and a 7.0 year term.

The warrant valuation is considered a financing cost for the second installment of Convertible Debt from the Granite Financial Group, since this was granted for them waiving a closing requirement for a portion of the second installment. The warrant was valued as indicated above and the amount was recorded as deferred financing costs, which was amortized over the remaining expected debt repayment period of 9 months ending June 30, 2007.

SHAREHOLDER ADVANCE - GRANITE
-----------------------------

On July 1, 2006, we received an additional $50,000 from the same shareholder/Granite note holder, as referenced above in the waiver agreement. There was no formal paperwork formalized between us and the shareholder. As such, we did not accrue any interest, and have treated it as an unsecured non-interest bearing shareholder advance, along with the $22,690 of advances from other related parties mentioned above. The Debt holder was granted a warrant to purchase 416,667 shares of our restricted common stock at the share price of $0.16.

We have determined that the detachable warrant was valued at $35,836 using Black-Scholes option pricing model using the following assumptions: stock price volatility of 114.00%, risk free rate of return of 5.05%; dividend yield of 0% and a 7.0 year term. The face amount of the shareholder advance of $50,000 was proportionately allocated to the debenture and the warrants in the amount of $14,164 and $35,836, respectively

The total warrant value of $35,836 was accounted for as a debt discount which was fully amortized by the end of the current year and treated as interest expense over the period of expected repayment of the debt - a twelve month period, on a straight line basis.

CONVERTIBLE DEBENTURES - LETTER OF ADJUSTMENT
---------------------------------------------

On December 4, 2006, we also adjusted the Convertible debentures in force at the time to reflect the referenced private placements in Note 12. A condition of all the convertible debentures is that if stock is sold for a price less than the conversion price on the face of the note, the conversion price will be adjusted to reflect the last sale price. As a result of this, the convertible notes' terms have changed to an exercise price of $0.10 per share instead of $0.12, and all other terms and conditions remain in force. This change had no effect on the valuation associated with the underlying warrants.

INCREASE IN PRINCIPAL AMOUNTS OF DEBENTURES
-------------------------------------------

On April 26, 2007, the principal amount of the Granite convertible debentures totaling $263,240 increased to $334,193 as of the anniversary date of April 26, 2007, not as a result of a default, but since the entire outstanding principal of the loans was not paid as of that date. The principal bump up amount of $70,953 was included in debt servicing costs and expenses at June 30, 2007

DEFAULT OF CONVERTIBLE DEBENTURES
---------------------------------

We defaulted on all four of our convertible debentures because we failed to have an effective Registration Statement (Form SB2) within 125 days of funding of the debts. As such these obligations became due and payable immediately at the option of the note holders. The loan provides for penalty interest of 18% per annum to commence 5 days after the event of default, as well as a change in the interest rate to 18% from the original 10.25% which we have for as of the required dates. For the Granite Group Debentures the date of default is August 30, 2006, and for Pinstripe's debenture, the date of default is November 4, 2006. To date we have received notices of default from the three Granite note holders as further described in Note 14.

MANDATORY DEFAULT AMOUNT
------------------------

As provided for in the debenture notes there is a provision for a Mandatory Default Amount of 130% of the total amounts outstanding on the date of default. On the Granite notes, the additional 30% totaled $115,495, and for Pinstripe $93,695. These amounts have been included in debt servicing costs and expenses at June 30, 2007 and are reflected in the summary below of Secured Convertible Debentures outstanding as of June 30, 2007.


All of our assets were pledged as collateral on these obligations. Because of default on the debentures the note balances, accrued interest, penalty amounts, and additional principal amounts are payable in cash at the holders' election. These convertible debentures are guaranteed by an affiliate.

Summary of Secured Convertible Debentures

The following is a summary of the secured convertible debentures outstanding as of June 30, 2007:

Three Granite Secured Convertible Debentures:

Original balances before additional principal increases due to default       $ 263,240
Principal increases due to default                                             186,448

Total outstanding June 30, 2007, for Granite                                   449,688

Pinstripe Financial Secured Convertible Debenture:

Original balances before additional principal increases due to default         273,557
Principal increases due to default                                              93,694

Total outstanding June 30, 2007, for Pinstripe                                 367,252

Total outstanding June 30, 2007, for all four Debentures                     $ 816,939



NOTE 10 - COMMON STOCK WARRANTS

The following are warrant activities during the years ended June 30, 2007:

         Total outstanding, June 30, 2006                              7,481,667

         Additional issuances during the year ending June 30, 2007:

         2006 private placement, September 18, 2006                      550,000

         2006 Shareholder advance, Granite #2                            416,667

         2006 convertible debentures, Pinstripe                        2,279,642

         2006 private placement, November 9, 2006                         10,000

         2006 private placement, November 30, 2006                     1,000,000

         2006 Granite waiver agreement, October 1, 2006                  312,500

         2007 private placement, January 18, 2007                        500,000

         2007 private placement, February 5, 2007                        500,000
                                                                      ----------
         Total additional warrants for the year ending
            June 30, 2007                                              5,568,809
                                                                      ----------

         Total outstanding, June 30, 2007                             13,050,476
                                                                      ==========

All of The warrants have "piggy-back" and demand registration rights and shall survive for seven (7) years from the Closing Date. All of the Company's assets and those herein after acquired are collateral on all convertible debt securities on a first priority basis. The notes can be called should the Company become insolvent.


NOTE 11 - INCOME TAXES

Deferred tax assets for income taxes as of June 30, 2007, of approximately $638,079 were reduced to zero, after considering the valuation allowance of $638,079, since there is no assurance of future taxable income. As of June 30, 2007 there was also a net operating loss carryforward of approximately $1,680,956 of which $29,491 expires in 2024, $160,398 in 2025, $723,315 in 2026, and the balance of $765,752 in 2027, if unused. The following is an analysis of deferred tax assets as of June 30, 2007:

                                          Deferred     Valuation
                                         Tax Assets    Allowance       Balance
                                         ----------    ---------      ---------
Deferred tax assets at June 30, 2006     $ 335,039     $(335,039)     $     -0-
Additions for the year                     303,040      (303,040)           -0-
                                         ---------     ---------      ---------

Deferred tax assets at June 30, 2007     $ 638,079     $(638,079)     $     -0-
                                         =========     =========      =========


The following is a reconciliation of federal income tax expense:

                                          2007            2006
                                       ---------       ---------

Expected income tax (benefit) at
   federal statutory tax rate -34%     $(478,318)      $(293,815)
Permanent differences                    175,279          37,181
Valuation allowance                      303,040         256,634
                                       ---------       ---------
Actual income tax (benefit)            $       0%      $       0%
                                       =========       =========

The tax effects of temporary differences which were computed at a Federal statutory rate of 34%, that give rise to deferred tax assets as of June 30, 2007 and 2006 are as follows:

                                              2007            2006
                                            ---------      ---------

Net operating loss carryforwards            $ 260,356      $ 246,607
Amortization of deferred start-up costs         6,365          9,908
Amortization of organizational costs               68            119
 Accrued management compensation               36,251             --
                                            ---------      ---------

 Total gross deferred tax assets              303,040        256,634
 Valuation allowance                         (303,040)      (256,634)
                                            ----------     ----------
 Net deferred tax assets, June 30           $     -0-      $     -0-
                                            =========      ==========

NOTE 12 - EQUITY

PRIVATE PLACEMENTS
------------------

We had a placement of 1,000,000 units for $.10 per unit on November 30, 2006, each unit consisting of one share of common stock and one stock purchase warrant entitling the owner to acquire one share each per warrant for $.15. The warrants expire on November 30, 2008. The gross proceeds received were $100,000, less offering costs of $10,669, resulting in net proceeds of $89,331. The detachable warrants were valued at $51,454 using Black-Scholes option pricing model using the following assumptions: stock price volatility of 114.00%, risk free rate of return of 5.05%; dividend yield of 0%, and a 7.0 year term, and has been included in paid in capital as an allocation of the proceeds attributed to the sale of the related common stock.

We also had a second placement of 10,000 units for $.10 per unit on November 9, 2006, each unit consisting of one share of common stock and one stock purchase warrant entitling the owner to acquire one share each per warrant for $.15. The warrants expire on November 9, 2008. The gross proceeds received were $1,000. The detachable warrant was valued at $865 using Black-Scholes option pricing model using the following assumptions: stock price volatility of 114.00%, risk free rate of return of 5.05%; dividend yield of 0% and a 7.0 year term, and has been included in paid in capital as an allocation of the proceeds attributed to the sale of the related common stock.

We completed a third private placement of 250,000 units for $.10 per unit on January 18, 2007, each unit consisting of one share of restricted common stock and two stock purchase warrant entitling the owner to acquire one share each per warrant for$.15 per share. The warrants expire on January 18, 2009. The gross proceeds received were $25,000. The stock offering costs comprised of a finder's fee to a major shareholder (Note 2)... The detachable warrant qualifies as a derivative valued at $22,758 using the Black-Scholes option pricing model using the following assumptions: stock price volatility of 117.36%, risk free rate of return of 4.54%; dividend yield of 0%, and a 2 year term, and has been included in paid in capital as an allocation of the proceeds attributed to the sale of the related common stock.

We also completed a fourth private placement of 250,000 units for $.10 per unit on February 5, 2007, each unit consisting of one share of common stock and two stock purchase warrants entitling the owner to acquire one share each per warrant at an exercise price of $.15 per share. The warrants expire on February 5, 2009. As of February 5, 2007, the net proceeds received were $25,000. . The detachable warrant qualifies as a derivative valued at $24,750 using the Black-Scholes option pricing model using the following assumptions: stock price volatility of 117.36%, risk free rate of return of 4.54%; dividend yield of 0% and a 2 year term, and has been included in paid in capital as an allocation of the proceeds attributed to the sale of the related common stock.

The shares sold on all above placements also have restrictions attached to them on their resale, pursuant to the Stock Purchase Agreement, along with certain restrictions for subsequently issued shares. We have reserved shares of unissued common stock for warrant exercises.


NOTE 13 - EMPLOYEE STOCK OPTION PLAN

On August 18, 2006, our board of directors established and made effective the "2006 Employees/Consultants Stock Compensation Plan" ("2006 plan"). The 2006 plan provides for the direct award or sale of shares and for the grant of options to purchase shares. The 2006 plan is intended to comply with all aspects of the Rule 16.3 under the exchange act and qualifies under Section 422 of the Internal Revenue code. On March 26, 2007, the board of directors granted to our President, Vice President, and a director, 3,100,000 options to purchase from the company a share of stock for $.07 per share with an expiration date of April 12, 2017. As of June 30, 2007, there were no shares exercised and all remain outstanding options as of that date.

                                       Employees                        Non-employees
                            ------------------------------    -------------------------------
                                          Weighted average                   Weighted average
                                          grant date fair                    grant date fair
                             Shares            value            Shares            value
                            -----------     -------------     ------------      ------------

Vested at June 30, 2006              --     $          --               --      $        --


         Granted              3,100,000            0.0470          100,000           0.0470

         Exercised                   --                --               --                --
         Forfeited                   --                --               --                --
                            -----------     -------------     ------------      ------------

Vested at June 30, 2007       3,100,000     $      0.0470          100,000      $     0.0470
                            ===========     =============     ============      ============

The aggregate granted shares are immediately vested at the date of granting, and have a market value of $143,791 at the grant date which is amortized to expense ratably over the expected exercise period. The value of these options have been allocated over the two years and in the year ended June 30, 2007, in accordance with SFAS 123R, we recorded a compensation expense of $19,175, which has been reflected in paid in capital as an allocation separate from common stock. The balance of compensation of $124,616 will be recorded over the remaining two year term ending March 25, 2009.

The value of employee and non-employee stock warrants granted during the year ended June 30, 2007 was estimated using the Black-Scholes model with the following assumptions:

                                                          The year ended
                                                          June 30, 2007
                                                          -------------

          Expected volatility                             117.36%
          Risk-fee interest rate                          4.54%
          Expected dividends                              0
          Expected forfeitures                            0
          Expected term (in years)                        2


The expected volatility assumption was based upon historical stock price volatility measured on a daily basis. The risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the Company's employee stock options. The dividend yield assumption is based on our history and expectation of dividend payments.


NOTE 14 - SUBSEQUENT EVENTS

RELATED PARTY LOANS
-------------------

On September 5, 2007, a shareholder loaned us $10,000 and we issued a non-negotiable promissory note. The note is unsecured, has no specified repayment date unless certain events occur and bears interest at 10% per annum.

THREATENED LITIGATION
---------------------

On July 20, 2007, we received a Notice of Default from one of the Granite convertible note holders, and demand for payment of all outstanding amounts, including a "mandatory default amount," plus liquidating damages, an increased interest rate and late fees. Their claim at that date was for $265,000, which is in excess of the $243,879 we recorded as of June 30, 2007. Our amount included the advance by this note holder of $50,000 on June 30, 2006, Since there was no formal loan document for this advance, we have not accrued any interest, liquidating damages, penalty interest, etc. and have classified it as an unsecured shareholder advance as of June 30, 2007.

In September 2007, we received a Notice of Default letter from the law firm representing the other two Granite note holders. Among other items discussed in the letter were included their claim to certain penalties and interest that was at their discretion to demand. Among these are a "mandatory default amount," liquidating damages, increased interest percentage and late fees. A demand for payment was included in the letter, as well as the threat of litigation. We are in the process of responding to their concerns.