Form 10QSB
period 2007-09-30
Armor Electric, Inc.
filed 2007-11-19
CIK 1211768

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               For the quarterly period ended: September 30, 2007

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

                           (Issuer's telephone number)
        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $ .001 per share

                                 ---------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

TITLE OF EACH CLASS OF COMMON STOCK         OUTSTANDING AT SEPTEMBER 30, 2007

  Common Stock, without par value                       45,171,681

Transitional Small Business Disclosure format (Check one): YES [ ] NO [X]

                              ARMOR ELECTRIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                TABLE OF CONTENTS

                        Part I Financial Information Page

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets
         September 30, 2007 (unaudited) and June 30, 2007..................    2

         Unaudited Condensed Consolidated Statements of Operations
         for the three ended September 30, 2007 and 2006
         and cumulative from inception on October 29, 2003 through
         September 30, 2007 (unaudited)....................................    3

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the three months ended September 30, 2007 and 2006, and cumulative from inception on October 29, 2003 through
         September 30, 2007 (unaudited)....................................    4

         Statements of Stockholders' equity for the period from inception
         on October 29, 2003 through September 30, 2007 (unaudited)........    5

         Notes to Consolidated Financial Statements (unaudited)............    6

Item 2.  Management's Discussion and Analysis or Plan of Operation.........   12

Item 3.  Controls and Procedures...........................................   16

Part II  OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......   13

Item 3.  Defaults upon Senior Securities...................................   13

Item 4.  Submission of Matters to a Vote of Security Holders...............   13

Item 5.  Other Information.................................................   13

Item 6.  Exhibits..........................................................   14

Signatures.................................................................   15


ITEM 1. FINANCIAL STATEMENTS

                                        ARMOR ELECTRIC, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)
                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                ALL ASSETS ARE COLLATERALIZED UNDER
                            CONVERTIBLE DEBENTURES AND SHAREHOLDER LOAN


                                                                  SEPTEMBER 30,        JUNE 30,
                                                                      2007               2007
                                                                 ---------------   ---------------
ASSETS                                                             (unaudited)
Current Assets

     Cash in bank                                                 $         728     $       3,240
     Prepaid expenses                                                     5,000             8,993
                                                                 ---------------   ---------------

          Total Current Assets                                    $       5,728     $      12,233
                                                                 ===============   ===============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

     Accounts payable                                             $       9,657     $         349
     Shareholder advances                                                32,690            72,690
     Accrued management compensation                                    152,376           132,220
     Accrued liquidating damages - related parties                      142,747            95,985
     Accrued interest - related parties                                 146,136            89,551
     Convertible debt - related parties                                 990,863           816,939
                                                                 ---------------   ---------------

     Total Current Liabilities                                        1,474,469         1,207,734
                                                                 ---------------   ---------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)

Preferred stock, $.001 par value, 10,000,000
  shares authorized, none issued                                              -                 -

Common stock, par value $.001, 100,000,000 shares
   authorized, 45,171,681 issued and outstanding                         45,171            45,171
Paid in capital                                                       1,550,227         1,530,243
(Deficit) accumulated during the development stage                   (2,730,343)       (2,437,119)
Shareholder - advance royalties                                        (333,795)         (333,795)
                                                                 ---------------   ---------------

Total Stockholders' (Deficit)                                        (1,468,740)       (1,195,499)
                                                                 ---------------   ---------------

                                                                  $       5,728     $      12,233
                                                                 ===============   ===============


                           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                                           ARMOR ELECTRIC, INC.
                                     (A DEVELOPMENT STAGE ENTERPRISE)
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)


                                                                                             CUMULATIVE
                                                                                                FROM
                                                                                             OCTOBER 29,
                                                          FOR THE THREE MONTHS ENDED            2003
                                                                  SEPTEMBER 30,            (INCEPTION) TO
                                                        -------------------------------     SEPTEMBER 30,
                                                             2007             2006              2007
                                                        --------------   --------------    --------------
REVENUES                                                $           -    $           -     $           -

EXPENSES
   General and administrative:
        Legal fees                                              3,210           13,802           103,926
        Consulting fees                                             -                -            73,501
        Management compensation                                                 18,250           198,750
        Other                                                  24,612           30,117           296,283
   Debt servicing costs and
       expenses - related parties                             227,271           14,969           818,055
   Stock registration costs                                         -                -            56,377
   Amortization of warrant valuations                               -           91,618           504,243
   Research & development                                           -                -           679,207
                                                        --------------   --------------    --------------
   Total expenses                                             293,224          168,756         2,730,343
                                                        --------------   --------------    --------------
NET (LOSS)                                              $    (293,224)   $    (168,756)    $  (2,730,343)
                                                        ==============   ==============    ==============
NET (LOSS) PER SHARE                                    $       (0.01)         *
                                                        ==============   ==============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                45,171,681       40,907,014
                                                        ==============   ==============

*  less than $.01 per share


                              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                               (A DEVELOPMENT STAGE ENTERPRISE)
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)


                                                                                                                CUMULATIVE
                                                                                                                   FROM
                                                                                                               OCTOBER 29,
                                                                                                                   2003
                                                                             FOR THE THREE MONTHS ENDED       (INCEPTION) TO
                                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                                               2007              2006              2007
                                                                           --------------   --------------    --------------
OPERATING ACTIVITIES
          Net (loss) from operations                                       $    (293,224)   $    (168,756)    $  (2,730,344)

          Adjustments to reconcile net (loss) to net
           cash (used) by operating activities:
             Amortization - warrant valuations                                         -           91,617           504,244
             Amortization - financing costs                                            -                             67,047
             Services - stock registration                                                                           35,000
             Contributions to capital                                              2,010            2,010            83,660
             Stock options expense                                                17,974                             37,149
             Common Stock issued for services                                         -            46,790           289,750


          Changes in operating assets and liabilities:
             Accounts payable - other                                             9,308           (87,110)           (1,737)
             Trust funds                                                                                                553
             Prepaid expenses                                                      3,993            3,299            (5,000)
             Accrued liquidating damages - related parties                        46,762                -           190,987
             Accrued interest - related parties                                   56,585           14,969           146,136
             Convertible debt - principal increases                              123,924                            404,067
             Accrued management compensation                                      20,156           18,250           142,376
                                                                           --------------   --------------    --------------
          Total adjustments                                                      280,713           89,825         1,894,233
                                                                           --------------   --------------    --------------
        NET CASH (USED) BY OPERATING ACTIVITIES                                  (12,511)         (78,931)         (836,111)
                                                                           --------------   --------------    --------------
INVESTING ACTIVITIES:
          (Increase) in financing costs                                                -                -           (67,048)
          Shareholder - advance royalties                                              -                -          (333,796)
                                                                           --------------   --------------    --------------
        NET CASH (USED) BY INVESTING ACTIVITIES                                        -                -          (400,844)
                                                                           --------------   --------------    --------------
FINANCING ACTIVITIES
         Proceeds from sale of common stock, net of costs                              -           55,000           666,436
         Proceeds from shareholder loan                                                                             276,247
         Proceeds from shareholder advances                                       10,000                            150,000
         Repayments of shareholder advances                                            -           (2,690)         (120,000)
         Proceeds from convertible debt - related parties                                                           265,000
                                                                           --------------   --------------    --------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                 10,000           52,310         1,237,683
                                                                           --------------   --------------    --------------
        NET INCREASE (DECREASE) IN CASH                                           (2,511)         (26,622)              728

        CASH, BEGINNING OF PERIOD                                                  3,240           27,387                 -
                                                                           --------------   --------------    --------------
        CASH, END OF PERIOD                                                $         728    $         766     $         728
                                                                           ==============   ==============    ==============


SUPPLEMENTAL CASH INFORMATION
                  Income taxes paid                                                                           $       1,600
                                                                                                              ==============
SUPPLEMENTAL NON-CASH INFORMATION

                  Financing costs paid with warrants - Granite                                                $      29,786
                                                                                                              ==============

                  Value of common stock escrowed for future legal services:
                  Escrow beginning balance                                                         26,450     $           -
                  Value of shares transferred to escrow                                            27,000           122,250
                  Value of shares applied to legal services                                       (46,790)         (122,250)
                                                                                            --------------    --------------
                  Value of escrowed balance receivable                                      $       6,660     $           -
                                                                                            ==============    ==============

                  Granite convertible debt discount:
                  Beginning balance                                                         $     216,362     $           -
                  Allocation of debt to warrant valuation                                          35,836           299,076
                  Amortization                                                                    (31,051)         (299,076)
                                                                                            --------------    --------------
                  Discount on debt - Granite balance                                        $     221,147     $           -
                                                                                            ==============    ==============

                  Pinstripe convertible debt discount:
                  Allocation of debt to warrant valuation                                   $     205,168     $     205,168
                  Amortization                                                                    (51,292)         (205,168)
                                                                                            --------------    --------------
                  Discount on debt - Pinstripe balance                                      $     153,876     $           -
                                                                                            ==============    ==============


                                        SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                                        ARMOR ELECTRIC, INC.
                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                               Escrowed Shares
                                                                              for legal services              (Deficit)      Total
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


                                                                 5a
(continued)


                                                                                Escrowed Shares               (Deficit)      Total
                                       Common Stock                  Common   ------------------             Accumulated    Stock-
                                    -------------------              Stock     Number            Shareholder   During       holders'
                                                          Paid-in Subscription   of     Balance   Advanced   Development    Equity
                                       Shares   Amount    Capital  Receivable  Shares  Receivable  Royalty      Stage      (Deficit)
                                    ----------- -------  ----------  ------  ---------  --------  ---------  -----------  ---------

Cancelled common stock subscribed,
March 4, 2005 at $.10 per share         (10,000)    (10)       (990)  1,000                                                       -

Contributed capital                                           6,100                                                           6,100

Correction to stock offering
costs-prior year                                             35,000                                                          35,000

Shares issued from escrowed shares                                              70,000     8,050                              8,050

Discount on convertible debt
- warrants                                                  263,240                                                         263,240

Shareholder advance royalties                                                                       (59,000)                (59,000)

Net (loss) for the year                                                                                         (824,099)  (824,099)
                                    ----------- -------  ----------  ------  ---------  --------  ---------  -----------  ---------
BALANCE, JUNE 30, 2006               40,661,681  40,661     881,168       -   (230,000)  (26,450)  (323,795)  (1,059,792)  (488,208)
(UNAUDITED)
Contributed capital                                           6,030                                                           6,030

Shares issued August 16, 2006 to
escrow @ $.09 per share                 300,000     300      26,700           (300,000)  (27,000)                                 -

Shares issued from escrow,
September 30, 2006                                                             456,000    46,790                             46,790

Discount on convertible
debt - warrants                                             241,004                                                         241,004

Warrant valuation on waiver
agreement                                                    29,786                                                          29,786

Shares issued September 18, 2006
for cash at $.10 per share, net
of warrant valuation                    550,000     550      26,172                                                          26,722

Warrant valuation on shares issued
on September 18, 2006                                        28,278                                                          28,278

Shares issued November 9, 2006 for
cash at $.10 per share, net of
warrant valuation                        10,000      10         125                                                             135

Warrant valuation on shares issued
on November 9, 2006                                             865                                                             865

Shares issued November 23, 2006 to
escrow @ $.09 per share                 300,000     300      26,700           (300,000)  (27,000)                                 -

Shares issued November 23, 2006 for
cash at $.10 per share, net of
warrant valuation                     1,000,000   1,000      47,546                                                          48,546

Warrant valuation on shares issued
on November 30, 2006                                         51,454                                                          51,454

Shares issued from escrow,
December 31, 2006                                                               74,000     6,660                              6,660

Shares issued January 10, 2007 to
escrow @ $.09 per share                 150,000     150      13,350           (150,000)  (13,500)                                 -

Shares issued January 18, 2007 for
cash at $.10 per share, net of
warrant valuation                       250,000     250      13,371                                                          13,621

Warrant valuation on shares issued
on January 18, 2007                                          11,379                                                          11,379

Shares issued February 5, 2007 for
cash at $.10 per share, net of
warrant valuation                       250,000     250           -                                                             250

Warrant valuation on shares issued
on February 5, 2007                                          24,750                                                          24,750

Options valuation on Employee stock
options granted on March 25, 2007                             1,001                                                           1,001

Stock offering costs                                        (13,169)                                                        (13,169)

Shareholder advance royalties                                                                       (10,000)                (10,000)

Shares issued April 23, 2007 for
consulting agreement @$.06 per share    250,000     250      14,750                                                          15,000

Shares issued April 23, 2007 for
research and development services
@ $.06 per share                      1,000,000   1,000      59,000                                                          60,000

Shares issued May 17, 2007 to escrow
@ $.045 per share for future legal
services                                450,000     450      19,800           (450,000)  (20,250)                                 -

Shares issued from escrow,
June 30, 2007                                                                  900,000    60,750                             60,750

Contributed capital                                           8,040                                                           8,040

Net (loss) for the year                                                                                      (1,377,327) (1,377,327)

                                   ----------- -------  ----------  ------  ---------  --------  ---------  ----------- -----------
BALANCE, JUNE 30, 2007
(UNAUDITED)                         45,171,681 $45,171   1,530,243  $    -          -  $      -  $(333,795) $(2,437,119)$(1,195,499)

Valuation of Employee Stock
options granted on March 26, 2007                           17,974                                                           17,974

Contributed capital                                          2,010                                                            2,010

Net (loss) for the period                                                                                      (293,224)   (293,224)
                                   ----------- -------  ----------  ------  ---------  --------  ---------  ----------- -----------
BALANCE, SEPTEMBER 30, 2007
(UNAUDITED)                         45,171,681 $45,171  $1,550,227  $    -          -  $      -  $(333,795) $(2,730,343)$(1,468,740)
                                   =========== =======  ==========  ======  =========  ========  =========  =========== ===========


                              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                    5b

                                           ARMOR ELECTRIC, INC.

Notes to Financial Statements (unaudited)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2007 and the results of its operations and cash flows for the three months ended September 30, 2007 and 2006 have been made. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended June 30, 2008.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended June 30, 2007.

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

NOTE 2 - GOING CONCERN

Our unaudited condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have sustained operating losses since inception As of September 30, 2007 we had a deficit in working capital and stockholders' equity, and are technically insolvent. Since April, 2007 we are in default on interest payments on five convertible debentures as more fully described in Note 5 below.

Our ability to continue in existence is dependent on our ability to develop additional sources of capital, and to achieve profitable operations. Management's plan is to pursue the relationship with NuPow'r, the R&D vendor utilized by Armor for the electric propulsion development and sale of products pursuant to our marketing rights. We plan to pursue additional private placements of our common stock until we are able to achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - RELATED PARTY TRANSACTIONS

On September 5, 2007, a shareholder loaned us $10,000 and we issued a non-negotiable promissory note. The note is unsecured, has no specified repayment date unless certain events occur and bears interest at 10% per annum. Subsequent to the period ending September 30, 2007, a company owned by our President advanced us an additional $10,000 as a short term unsecured advance.

NOTE 4 - CONTRIBUTED CAPITAL

Capital contributed by a shareholder during the current period ended September 30, 2007 of $2,010 for office overhead was based on the fair value of such services.

NOTE 5 - DEFAULTS ON DEBT AND EQUITY FINANCING

Below is a table containing summary information about the five defaulted convertible debentures:

                                                          Granite              Granite           Pinstripe
                                                         Convertible         Convertible        Convertible
                                                          Debt#s 1-3           Debt #4              Debt              Totals
                                                        --------------      --------------     --------------     --------------
TOTAL AMOUNTS DUE AND PAYABLE
    AS OF JUNE 30, 2007:
    Principal and principal penalties                   $     449,688       $      67,150      $     367,252      $     884,090
    Accruals:
    Interest                                                   46,213               6,747             36,638             89,597
    Interest on interest                                        1,137                   -                  -              1,137
    Liquidated damages                                         54,144               8,000             41,841            103,985
    Interest on damages                                         3,441                 420              2,122              5,983
                                                        --------------      --------------     --------------     --------------

TOTAL DUE AS OF JUNE 30, 2007                                 554,623              82,316            447,852          1,084,792
    CURRENT QUARTER ACCRUALS:
    Additional principal on July 1, 2007                            -              16,500             90,274            106,774
    Accruals for the current quarter:
    Interest                                                   20,461               3,026             16,554             40,041
    Interest on interest                                        2,103                 307              1,667              4,077
    Liquidated damages                                         13,185               3,990             21,587             38,762
    Interest on damages                                         2,699                 420              2,182              5,301
                                                        --------------      --------------     --------------     --------------

TOTAL DUE AS OF SEPTEMBER 30, 2007                      $     593,071       $     106,559      $     580,117          1,279,747
                                                        ==============      ==============     ==============     ==============

SHAREHOLDER ADVANCE - GRANITE

On June 30, 2006, we received an advance from one the debt holders of the convertible debentures. Since we were not aware of any debenture documents until recently, we treated this obligation as an unsecured, non-interest bearing shareholder advance for the year ended June 30, 2007.

In November 2007, we were presented with applicable loan documents, and have, therefore, retroactively, accrued all associated amounts with the debt including interest, liquidated damages and penalty interest totaling $22,909 from July 1, 2006 through September 30, 2007. The advance which is now considered to be a 10.25% secured convertible debenture, is convertible into shares of our common stock at $.10 per share at the holder's option. Interest is to be accrued daily at 10.25% and is payable on the anniversary date of the debenture. In the event of default, which occurred on November 4, 2006, the interest rate will become 18%, and all interest will have a penalty interest of 18% accrued on the amounts payable. On the first year anniversary date of the note, July 1, 2007, the principal amount will increase from $50,000 to $66,500 if not paid by then.

We defaulted on the payment of interest on July 1, 2007, and have accrued the default penalty of $17,150 or 30% of the total amounts due on the event date in addition to the aforementioned $16,500 penalty. We also increased the interest rate to 18% and accrued at this higher percentage since the default date, and accrued liquidated damages of 2% per month to a maximum of 24% on the principal amounts due totaling $11,990, because we failed to have an effective Registration Statement (Form SB2) within 125 days of funding of the debt in accordance with the associated registration rights agreement. In November 2007, we received a default notice from the debt holder demanding payment of all amounts outstanding.

DEFAULT ON ALL FIVE CONVERTIBLE DEBENTURES

Since April 26, 2007, we have been in default on the payment of accrued interest totaling $76,054 on three Granite outstanding convertible debentures as required in the loan documents, and have not cured this delinquency. These obligations may become due and payable immediately at the option of the note holders, and we received notices of default from all three note holders as further discussed below. The loans provided for penalty interest of 18% per annum to commence 5 days after the event of default, and we have accrued for this interest. On a fourth convertible debenture (referenced above as SHAREHOLDER ADVANCE - GRANITE), we are in default on the payment of accrued interest totaling $7,167 as July1, 2007 and have not cured this delinquency. On the fifth convertible debenture, to Pinstripe Financial, LLC, we are in default of total accrued interest of $38,759 as of July 1, 2007 and have not cured this delinquency either.

All of our assets were pledged as collateral on these obligations. Because of default on the payment of the interest, all amounts due including the note balances, accrued interest, penalties, penalty interest and liquidated damages are payable in cash at the holders' election. These convertible debentures are guaranteed by an affiliate owned by our president.

THREATENED LITIGATION

On July 20, 2007, we received a Notice of Default from one of the Granite convertible note holders, and demand for payment of all outstanding amounts, including a "mandatory default amount," plus liquidating damages, an increased interest rate and late fees. As of September 30, 2007, total mounts due are $197,690 including principal, interest, liquidated damages, and penalties.

On September 11, 2007, we received a Notice of Default letter from the law firm representing the other two Granite note holders. Among other items discussed in the letter were the noteholders' claim to certain penalties and interest that was at their discretion to demand. Among these are a "mandatory default amount," liquidating damages, increased interest percentage and late fees. A demand for payment was included in the letter, as well as the threat of litigation. We have responded to their concerns and are waiting for a response from them.

NOTE 6 - EMPLOYEE STOCK OPTION PLAN

There were no changes in the stock options outstanding during the current quarter. As of July 1, 2007, we had an unamortized beginning balance of $125,617 for stock option compensation. We amortized in the current quarter $17,974, leaving a remaining unamortized balance of $107,643, as of September 30, 2007.

NOTE 7 - SUBSEQUENT EVENTS

LAWSUIT DATED NOVEMBER 2, 2007

On November 16, 2007, we received a "Request for Judicial Intervention" filed on behalf of the same noteholder referenced above, (Threatened Litigation) whose notice of default was rendered on July 20, 2007, along with the Granite note 4 (Shareholder advance-Granite, discussed in Note 5) requesting a "Summary Judgment in Lieu of Complaint" We are required to answer to the "Notice of Motion" and to supply certain supporting documents to the plaintiff's attorney on or before December 12, 2007. The debt holder is requesting a summary judgment as of November 2, 2007 for $312,091, plus attorney's fee of $3,065. We have accrued as of September 30, 2007, $304,249 for these two obligations. We are in the process of preparing a response to this summons.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS INTRODUCTION AND NOTE ON FORWARD LOOKING STATEMENTS

You should keep in mind the following as you read this Quarterly Report on Form 10-KSB:

o the terms "we", "us", "our", "Armor", "Armor Electric", or the "Company" refer to Armor Electric Inc. and its subsidiary; and

o our fiscal year ends on June 30; references to fiscal 2007 and fiscal 2006 and similar constructions refer to the fiscal year ended on June 30 of the applicable year.

This Quarterly Report on Form 10-QSB contains statements which, to the extent they do not recite historical fact, constitute "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by the use of words like "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "continue," and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption "Risks Related to Our Business." These forward looking statements are made only as of the date of this Quarterly Report on Form 10-QSB. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-QSB.

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

OVERVIEW

The Company is a development stage company in the business of developing and marketing electronic propulsion and battery power systems for electric powered vehicles.

PLAN OF OPERATION

The Company has had no operations since inception and is financially dependent on its shareholders, who have financed its existence to date.

The Company's plan of operation for the next twelve months is to continue develop the rights and technology owned by Nova Electric Systems Inc., its wholly-owned subsidiary ("Nova"). Nova is in the business of developing and marketing electronic propulsion and battery power systems for electric powered vehicles.

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

The Nova business plan details a number of electric powered vehicles built as prototype working models at the Las Vegas facility, and it is the intent of Nova to work closely with its strategic partner, NuAge, to continue to develop a wide variety of commercially viable vehicles and products there.

The Company entered into a Joint Venture Agreement with Nu Pow'r on January 17, 2006, to form a Joint Venture Company ("JVC") to make and distribute electric propulsion systems. The formation agreement includes commitments for contributions from both companies. Although interim financial reporting by us gave effect to the completion and operation of the JVC, in fact, the operating agreement and other attributes were never formalized or agreed to and a bank account for the JVC was never established. Accordingly, the parties have recently agreed to ignore the existence of the JVC retroactive to its inception, and to operate without

In March 2007, we executed a license agreement with Nu Pow'r under which we received an exclusive, perpetual license to market and manufacture certain products of Nu Pow'r. The agreement does not convey the intellectual property associated with the Nu Pow'r electric propulsion systems or energy storage systems. We also agreed to pay Nu Pow'r a 15 percent royalty on the net profit of any of the vehicles covered by the license arrangement. In general, Nu Pow'r will receive 65% of the net profits and Armor will receive 35%. With respect to vehicle frames, Armor is to receive 85% and Nu Pow'r is to receive 15% of net profits.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The Company has incurred operating losses since its inception related primarily to development, amortization and general administrative costs. During the first quarter of 2008 the Company lost $293,224, compared with a loss of $ 168,756 during the corresponding period in fiscal 2007, and during the 2007 fiscal year the Company posted a loss of $1,337,327, compared to a loss of $824,099 for the 2006 fiscal year. The Company has posted a cumulative loss of $2,730,343 since inception.

General and administrative expenses (including legal and consulting fees and management compensation) were $65,952 during the quarter, compared to $62,229 for the corresponding quarter in the preceding fiscal year. Debt servicing costs and expenses were $227,271, compared to $14,969 for the corresponding period, attributable to higher debt levels and the accrual of penalties and default interest during the current period.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations from private financing. The Company has suffered recurring losses from operations and has a working capital deficiency (current assets less current liabilities) of $ 1,468,741 as of September 30, 2007.

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

On the second installment, $50,000 was received. The third amount of $235,000 was to be received no later than five days after a Registration Statement covering the securities was declared effective, but was never received.

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

The Company has received notices of default from the Convertible Debenture holders, and one of the holders has commenced an action against the Company.

STOCK OPTIONS

On March 26, 2007, the board of directors granted to our President, Vice President, and a director, 3,100,000 options to purchase from the company a share of stock for $.07 per share with an expiration date of April 12, 2017. As of September 30, 2006, there were no shares exercised and all remain outstanding options as of that date.

The stock options have been valued at $143,791 using the Black-Scholes option pricing model using the following assumptions: stock price volatility of 117.36%, risk free rate of return of 4.54%; dividend yield of 0% and a 10 year term, and has an estimated exercise term of two years. The value of these options have been allocated over the two years and in the current quarter ended September 30, 2007, we recorded a compensation expense of $1,001, which has been reflected in paid in capital as an allocation separate from common stock. The balance of compensation of $142,790 will be recorded over the remaining two year term ending March 25, 2009.

CASH REQUIREMENTS AND NEED FOR ADDITIONAL FUNDS

In order to develop the Company's marketing strategy, the Company anticipates it will require approximately $750,000 in the coming year for general and administrative expenses and research and development.

RELATED PARTY TRANSACTIONS

On January 10, 2007, we issued 150,000 shares to a shareholder's law firm. The shares were issued pursuant to a Registration Statement on form S-8, and are to be held in escrow for future services. These shares were issued at a value of $13,500, but not considered outstanding as of September 30, 2007, and are not used in the computation of loss per share. During the current period ending September 30, 2007, the law firm did not redeem any of the escrowed shares, leaving a balance in escrow of $40,500 relating to the escrowed 450,000 shares as of September 30, 2007.

During the quarter ended September 30, 2007, the law firm billed $4,690 for legal services. The outstanding balance owed to the law firm as of September 30, 2007, which is shown as accounts payable-related party, was $34,786.

A company owned by our President and a shareholder each loaned us $10,000 on short term non-interest bearing, unsecured promissory notes on March 27, 2007. Another company owned by our President refunded to us an overpayment from the previous quarter of $5,000, as a result of a double payment for office expenses paid by them for our benefit.

ITEM 3. CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of September 30, 2006 have concluded that the registrants' disclosure controls and procedures are not adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. The principal deficiency noted is the lack of a system for maintaining documentation of equity-based transactions.

The registrants' principal executive officers and principal financial officer have concluded that there were no other significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2007 the date of their most recent evaluation of such controls, and that, except as noted, there were no significant deficiencies or material weaknesses in the registrant's internal controls.

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 9, 2007 the Company received a Summons and Notice of Motion for Summary Judgment in Lieu of Complaint filed in the Supreme Court of New York. The action was filed by Schreiber Living Trust, holder of Convertible Debentures issued by the Company. The Motion alleges that the amount due under the Convertible Debentures is $312,090, and seeks recovery of that amount, plus interest and attorneys' fees.

The Company intends to vigorously contest the action.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Since April 26, 2007, we have been in default on the payment of accrued interest totaling $76,054 on three Granite outstanding convertible debentures as required in the loan documents, and have not cured this delinquency. These obligations may become due and payable immediately at the option of the note holders, and we received notices of default from all three note holders as further discussed below. The loans provided for penalty interest of 18% per annum to commence 5 days after the event of default, and we have accrued for this interest. On a fourth convertible debenture, we are in default on the payment of accrued interest totaling $7,167 as July1, 2007 and have not cured this delinquency. On the fifth convertible debenture, to Pinstripe Financial, LLC, we are in default of total accrued interest of $38,759 as of July 1, 2007 and have not cured this delinquency either.

All of our assets were pledged as collateral on these obligations. Because of default on the payment of the interest, all amounts due including the note balances, accrued interest, penalties, penalty interest and liquidated damages are payable in cash at the holders' election. These convertible debentures are guaranteed by an affiliate owned by our president.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certificate of Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: NOVEMBER 19, 2007                 ARMOR ELECTRIC INC.


                                        /S/ MERRILL MOSES
                                        ----------------------------------------
                                        MERRILL MOSES
                                        PRESIDENT