Form 10QSB/A
period 2007-09-30
Armor Electric, Inc.
filed 2007-11-21
CIK 1211768

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-QSB

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

         201 Lomas Santa Fe, Suite #420, Solana Beach, CA 92075
                  Address of principal executive offices)


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   TITLE OF EACH CLASS OF COMMON STOCK         OUTSTANDING AT SEPTEMBER 30, 2007

  Common Stock, par value $ .001 per share               45,171,681

Transitional Small Business Disclosure format (Check one): YES [ ] NO [X]

                              ARMOR ELECTRIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                TABLE OF CONTENTS

                        Part I Financial Information Page

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets
         September 30, 2007 (unaudited) and June 30, 2007..................    2

          Condensed Consolidated Statements of Operations
         for the three months ended September 30, 2007 and 2006
         and cumulative from inception on October 29, 2003 through
         September 30, 2007 (unaudited) ...................................    3

          Condensed Consolidated Statements of Cash Flows
         for the three months ended September 30, 2007 and 2006, and cumulative from inception on October 29, 2003 through
         September 30, 2007 (unaudited)....................................    4

          Statements of Stockholders' equity for the period from
         Inception on October 29, 2003 through September 30, 2007
         (unaudited).......................................................    5

         Notes to Financial Statements (unaudited).........................    6

Item 2.  Management's Discussion and Analysis or Plan of Operation.........    9

Item 3.  Controls and Procedures...........................................   12

Part II  OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......   13

Item 3.  Defaults upon Senior Securities...................................   13

Item 4.  Submission of Matters to a Vote of Security Holders...............   13

Item 5.  Other Information.................................................   13

Item 6.  Exhibits..........................................................   14

Signatures.................................................................   15


ITEM 1. FINANCIAL STATEMENTS

                                        ARMOR ELECTRIC, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)
                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                ALL ASSETS ARE COLLATERALIZED UNDER
                            CONVERTIBLE DEBENTURES AND SHAREHOLDER LOAN


                                                                  SEPTEMBER 30,        JUNE 30,
                                                                      2007               2007
                                                                 ---------------   ---------------
ASSETS                                                             (unaudited)
Current Assets

     Cash in bank                                                 $         728     $       3,240
     Prepaid expenses                                                     5,000             8,993
                                                                 ---------------   ---------------

          Total Current Assets                                    $       5,728     $      12,233
                                                                 ===============   ===============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

     Accounts payable                                             $       9,657     $         349
     Shareholder advances                                                32,690            72,690
     Accrued management compensation                                    152,376           132,220
     Accrued liquidated damages - related parties                       142,747            95,985
     Accrued interest - related parties                                 146,136            89,551
     Convertible debt - related parties                                 990,863           816,939
                                                                 ---------------   ---------------

     Total Current Liabilities                                        1,474,469         1,207,734
                                                                 ---------------   ---------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)

Preferred stock, $.001 par value, 10,000,000
  shares authorized, none issued                                              -                 -

Common stock, par value $.001, 100,000,000 shares
   authorized, 45,171,681 issued and outstanding                         45,171            45,171
Paid in capital                                                       1,550,227         1,530,243
(Deficit) accumulated during the development stage                   (2,730,343)       (2,437,119)
Shareholder - advance royalties                                        (333,795)         (333,795)
                                                                 ---------------   ---------------

Total Stockholders' (Deficit)                                        (1,468,740)       (1,195,499)
                                                                 ---------------   ---------------

                                                                  $       5,728     $      12,233
                                                                 ===============   ===============


                           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                           ARMOR ELECTRIC, INC.
                                     (A DEVELOPMENT STAGE ENTERPRISE)
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)


                                                                                             CUMULATIVE
                                                                                                FROM
                                                                                             OCTOBER 29,
                                                          FOR THE THREE MONTHS ENDED            2003
                                                                  SEPTEMBER 30,            (INCEPTION) TO
                                                        -------------------------------     SEPTEMBER 30,
                                                             2007             2006              2007
                                                        --------------   --------------    --------------
REVENUES                                                $           -    $           -     $           -

EXPENSES
   General and administrative:
        Legal fees                                              3,210           13,802           103,926
        Consulting fees                                             -                -            73,501
        Management compensation                                38,130           18,250           198,750
        Other                                                  24,612           30,117           296,283
   Debt servicing costs and
       expenses - related parties                             227,271           14,969           818,055
   Stock registration costs                                         -                -            56,377
   Amortization of warrant valuations                               -           91,618           504,243
   Research & development                                           -                -           679,207
                                                        --------------   --------------    --------------
   Total expenses                                             293,224          168,756         2,730,343
                                                        --------------   --------------    --------------
NET (LOSS)                                              $    (293,224)   $    (168,756)    $  (2,730,343)
                                                        ==============   ==============    ==============
NET (LOSS) PER SHARE                                    $       (0.01)         *
                                                        ==============   ==============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                45,171,681       40,907,014
                                                        ==============   ==============

*  less than $.01 per share


                              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                                               (A DEVELOPMENT STAGE ENTERPRISE)
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)

                                                                                                                CUMULATIVE
                                                                                                                   FROM
                                                                                                               OCTOBER 29,
                                                                                                                   2003
                                                                             FOR THE THREE MONTHS ENDED       (INCEPTION) TO
                                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                                               2007              2006              2007
                                                                           --------------   --------------    --------------
OPERATING ACTIVITIES
          Net (loss) from operations                                       $    (293,224)   $    (168,756)    $  (2,730,344)

          Adjustments to reconcile net (loss) to net
           cash (used) by operating activities:
             Amortization - warrant valuations                                         -           91,617           504,244
             Amortization - financing costs                                            -                             67,047
             Services - stock registration                                                                           35,000
             Contributions to capital                                              2,010            2,010            83,660
             Stock options expense                                                17,974                             37,149
             Common Stock issued for services                                          -           46,790           289,750


          Changes in operating assets and liabilities:
             Accounts payable - other                                              9,308          (87,110)           (1,737)
             Trust funds                                                               -                -               553
             Prepaid expenses                                                      3,993            3,299            (5,000)
             Accrued liquidating damages - related parties                        46,762                -           190,987
             Accrued interest - related parties                                   56,585           14,969           146,136
             Convertible debt - principal increases                              123,924                            404,067
             Accrued management compensation                                      20,156           18,250           142,376
                                                                           --------------   --------------    --------------
          Total adjustments                                                      280,713           89,825         1,894,233
                                                                           --------------   --------------    --------------
        NET CASH (USED) BY OPERATING ACTIVITIES                                  (12,511)         (78,931)         (836,111)
                                                                           --------------   --------------    --------------
INVESTING ACTIVITIES:
          (Increase) in financing costs                                                -                -           (67,048)
          Shareholder - advance royalties                                              -                -          (333,796)
                                                                           --------------   --------------    --------------
        NET CASH (USED) BY INVESTING ACTIVITIES                                        -                -          (400,844)
                                                                           --------------   --------------    --------------
FINANCING ACTIVITIES
         Proceeds from sale of common stock, net of costs                              -           55,000           666,436
         Proceeds from shareholder loan                                                                             276,247
         Proceeds from shareholder advances                                       10,000                            150,000
         Repayments of shareholder advances                                            -           (2,690)         (120,000)
         Proceeds from convertible debt - related parties                                                           265,000
                                                                           --------------   --------------    --------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                 10,000           52,310         1,237,683
                                                                           --------------   --------------    --------------
        NET INCREASE (DECREASE) IN CASH                                           (2,511)         (26,622)              728

        CASH, BEGINNING OF PERIOD                                                  3,240           27,387                 -
                                                                           --------------   --------------    --------------
        CASH, END OF PERIOD                                                $         728    $         766     $         728
                                                                           ==============   ==============    ==============
SUPPLEMENTAL CASH INFORMATION
                  Income taxes paid                                                                           $       1,600
                                                                                                              ==============
SUPPLEMENTAL NON-CASH INFORMATION

                  Financing costs paid with warrants - Granite                                                $      29,786
                                                                                                              ==============

                  Value of common stock escrowed for future legal services:
                  Escrow beginning balance                                                         26,450     $           -
                  Value of shares transferred to escrow                                            27,000           122,250
                  Value of shares applied to legal services                                       (46,790)         (122,250)
                                                                                            --------------    --------------
                  Value of escrowed balance receivable                                      $       6,660     $           -
                                                                                            ==============    ==============

                  Granite convertible debt discount:
                  Beginning balance                                                         $     216,362     $           -
                  Allocation of debt to warrant valuation                                          35,836           299,076
                  Amortization                                                                    (31,051)         (299,076)
                                                                                            --------------    --------------
                  Discount on debt - Granite balance                                        $     221,147     $           -
                                                                                            ==============    ==============

                  Pinstripe convertible debt discount:
                  Allocation of debt to warrant valuation                                   $     205,168     $     205,168
                  Amortization                                                                    (51,292)         (205,168)
                                                                                            --------------    --------------
                  Discount on debt - Pinstripe balance                                      $     153,876     $           -
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

On April 27, 2004 Armor acquired all of the issued and outstanding shares of common stock of Nova Electric, Inc. ("Nova") a development stage
Nevada Corporation, formed October 29, 2003, in exchange for 21 million restricted shares of common stock of Armor, pursuant to Section 368 (a) (1) (B) of the Internal Revenue Code, which provides for a tax-free exchange under that reorganization provision.

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

NOTE 5 - DEFAULTS ON DEBT AND EQUITY FINANCING

Below is a table containing summary information about the five defaulted convertible debentures:

                                                          Granite              Granite           Pinstripe
                                                         Convertible         Convertible        Convertible
                                                          Debts 1-3           Debt #4              Debt              Totals
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
                                                        ==============      ==============     ==============     ==============

SHAREHOLDER ADVANCE - GRANITE

On June 30, 2006, we received an advance from one of the debt holders of the convertible debentures. Since we were not aware of any debenture documents until recently, we treated this obligation as an unsecured, non-interest bearing shareholder advance for the year ended June 30, 2007.

In November 2007, we were presented with applicable loan documents, and have, therefore, retroactively, accrued all associated amounts with the debt including interest, liquidated damages and penalty interest, totaling $22,909, from July 1, 2006 through September 30, 2007. The advance, which is now considered to be a 10.25% secured convertible debenture, is convertible into shares of our common stock at $.10 per share at the holder's option. Interest is to be accrued daily at 10.25% and is payable on the anniversary date of the debenture. Upon default, which occurred on November 4, 2006, the interest rate became 18%, and all interest will have a penalty interest of 18% accrued on the amounts payable. On the first year anniversary date of the note, July 1, 2007, the principal amount increased from $50,000to $66,500.

We defaulted on the payment of interest on July 1, 2007, and have accrued the default penalty of $17,150, or 30% of the total amounts due on the event date, in addition to the aforementioned $16,500 penalty. We also increased the interest rate to 18% and accrued at this higher percentage since the default date, and accrued liquidated damages of 2% per month to a maximum of 24% on the principal amounts due, totaling $11,990, because we failed to have an effective Registration Statement within 125 days of funding of the debt, in accordance with the associated registration rights agreement. In November 2007, we received a default notice from the debt holder demanding payment of all amounts outstanding.

DEFAULT ON ALL FIVE CONVERTIBLE DEBENTURES

Since April 26, 2007, we have been in default on the payment of accrued interest totaling $76,054 on three Granite outstanding convertible debentures as required in the loan documents, and have not cured this delinquency. These obligations may become due and payable immediately at the option of the note holders, and we received notices of default from all three note holders as further discussed below. The loans provided for penalty interest of 18% per annum to commence 5 days after the event of default, and we have accrued for this interest. On a fourth convertible debenture (referenced above as SHAREHOLDER ADVANCE - GRANITE), we are in default on the payment of accrued interest totaling $7,167 as July 1, 2007 and have not cured this delinquency. On the fifth convertible debenture, to Pinstripe Financial, LLC, we are in default of total accrued interest of $38,759 as of July 1, 2007 and have not cured this delinquency either.

All of our assets were pledged as collateral on these obligations. Because of default on the payment of the interest, all amounts due including the note balances, accrued interest, penalties, penalty interest and liquidated damages, are payable in cash at the holders' election. These convertible debentures are guaranteed by an affiliate owned by our president.

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

NOTE 7 - SUBSEQUENT EVENTS

LAWSUIT DATED NOVEMBER 2, 2007

On November 16, 2007, we received a "Request for Judicial Intervention" filed on behalf of the same noteholder referenced above, (Threatened Litigation) whose notice of default was rendered on July 20, 2007, along with the Granite note 4 (Shareholder advance-Granite, discussed in Note 5) requesting a "Summary Judgment in Lieu of Complaint." We are required to answer the "Notice of Motion," and to supply certain supporting documents to the plaintiff's attorney, on or before December 12, 2007. The debt holder is requesting a summary judgment as of November 2, 2007 for $312,091, plus attorney's fee of $3,065. We have accrued as of September 30, 2007, $304,249 for these two obligations. We are in the process of preparing a response to this summons.

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

RELATED PARTY TRANSACTIONS

During the period of three months ended September 30, 2007 a shareholder loaned us $10,000, and we issued a non-negotiable promissory note. The note is unsecured, has no specified repayment date unless certain events occur, and bears interest at 10% per annum. Subsequent to the period ending September 30, 2007, a company owned by our President advanced us an additional $10,000 as a short term unsecured advance.

ITEM 3. CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of September 30, 2007, have concluded that the registrant's disclosure controls and procedures are not adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiary is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. The principal deficiency noted is the lack of a system for maintaining and monitoring documentation of debt/equity-based transactions.

The registrant's principal executive officers and principal financial officer have concluded that there were no other significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2007, the date of their most recent evaluation of such controls, and that, except as noted, there were no significant deficiencies or material weaknesses in the registrant's internal controls.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Since April 26, 2007, we have been in default on the payment of accrued interest totaling $76,054 on three Granite outstanding convertible debentures as required in the loan documents, and have not cured this delinquency. These obligations may become due and payable immediately at the option of the note holders, and we received notices of default from all three note holders as further discussed below. The loans provided for penalty interest of 18% per annum to commence 5 days after the event of default, and we have accrued for this interest. On a fourth convertible debenture, we are in default on the payment of accrued interest, totaling $7,167 as of July 1, 2007, and have not cured this delinquency. On the fifth convertible debenture, to Pinstripe Financial, LLC (an affiliate of Merrill Moses, our President and a director), we are in default of total accrued interest of $38,759 as of July 1, 2007, and we have not cured this delinquency.

All of our assets were pledged as collateral for these obligations. Because of defaults on the payment of the interest, all amounts due, including the note balances, accrued interest, penalties, penalty interest and liquidated damages, are payable in cash at the holders' election. These convertible debentures are guaranteed by an affiliate owned by our president.

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

31.1 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certificate of Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: NOVEMBER 21, 2007                 ARMOR ELECTRIC INC.


                                        /S/ MERRILL MOSES
                                        ----------------------------------------
                                        MERRILL MOSES
                                        PRESIDENT