Form 10QSB
period 2007-12-31
Armor Electric, Inc.
filed 2008-02-21
CIK 1211768

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                For the quarterly period ended: December 31, 2007


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

           Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, par value $0.001 per share
                                 ---------------

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
YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      TITLE OF EACH CLASS OF COMMON STOCK       OUTSTANDING AT DECEMBER 31, 2007

      Common Stock, par value $0.001 per share              45,171,681


   Transitional Small Business Disclosure format (Check one): YES [ ] NO [X]

                              ARMOR ELECTRIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                TABLE OF CONTENTS

                          Part I FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets
         December 31, 2007 (unaudited) and June 30, 2007.................... 2

         Unaudited Condensed Consolidated Statements of Operations
         for the three and six months ended December 31, 2007 and 2006 and cumulative from inception on October 29, 2003 through
         December 31, 2007 ................................................. 3

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the six months ended December 31, 2007 and 2006, and
         cumulative from inception on October 29, 2003 through
         December 31, 2007 ................................................. 4

         Statements of Stockholders' (deficit) for the period from
         inception on October 29, 2003 through December 31, 2007 ........... 5

         Notes to Consolidated Financial Statements (unaudited)............. 6

Item 2.  Management's Discussion and Analysis or Plan of Operation.......... 9

Item 3.  Controls and Procedures............................................12

                            Part II OTHER INFORMATION

Item 1.  Legal Proceedings..................................................13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........13

Item 3.  Defaults upon Senior Securities....................................13

Item 4.  Submission of Matters to a Vote of Security Holders................13

Item 5.  Other Information..................................................13

Item 6.  Exhibits ..........................................................13

Signatures..................................................................14


                              PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  ARMOR ELECTRIC, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)
                          CONDENSED CONSOLIDATED BALANCE SHEETS


                           ALL ASSETS ARE COLLATERALIZED UNDER
                       CONVERTIBLE DEBENTURES AND SHAREHOLDER LOAN


                                                            DECEMBER 31,       JUNE 30,
                                                               2007              2007
                                                            -----------      -----------
                                                            (unaudited)
                              ASSETS
                              ------

Current Assets

     Cash in bank                                           $       340      $     3,240
     Prepaid expenses                                             1,250            8,993
                                                            -----------      -----------

          Total Current Assets                              $     1,590      $    12,233
                                                            ===========      ===========


                LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                ---------------------------------------

CURRENT LIABILITIES

       Notes payable - shareholder                          $    20,000      $        --
       Accounts payable                                          37,721              349
       Shareholder advances                                      32,690           72,690
       Accrued management compensation                          172,533          132,220
       Accrued liquidating damages - related parties            151,353           95,985
       Accrued interest - related parties                       198,724           89,551
       Convertible debt - related parties                       990,863          816,939
                                                            -----------      -----------
       Total Current Liabilities                              1,603,884        1,207,734
                                                            -----------      -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)

Preferred stock, $.001 par value, 10,000,000
  shares authorized, none issued                                     --               --


Common stock, par value $.001, 100,000,000 shares
   authorized, 45,171,681 issued and outstanding                 45,171           45,171
Paid in capital                                               1,570,411        1,530,243
(Deficit) accumulated during the development stage           (2,884,081)      (2,437,119)
Shareholder - advance royalties                                (333,795)        (333,795)
                                                            -----------      -----------

Total Stockholders' (Deficit)                                (1,602,294)      (1,195,499)
                                                            -----------      -----------
                                                            $     1,590      $    12,233
                                                            ===========      ===========


                     SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS





                                                      ARMOR ELECTRIC, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)


                                                                                                                   CUMULATIVE
                                                                                                                      FROM
                                            FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED        OCTOBER 29, 2003
                                                    DECEMBER 31,                        DECEMBER 31,             (INCEPTION) TO
                                          ------------------------------      -----------------------------       DECEMBER 31,
                                              2007              2006              2007              2006              2007
                                          ------------      ------------      ------------      ------------      ------------


REVENUES                                  $         --      $         --      $         --      $         --      $         --
                                          ------------      ------------      ------------      ------------      ------------

EXPENSES
   General and administrative:
        Legal fees                              17,521            22,581            20,731            36,383           121,447
        Consulting fees                          1,000                --             1,000                --            74,501
        Management compensation                 38,331            18,250            76,461            36,500           237,081
        Other                                   35,692            44,135            60,304            74,252           331,975
   Debt servicing costs and
       expenses - related parties               61,195            15,790           288,466            30,759           879,250
   Stock registration costs                         --                --                --                --            56,377
   Amortization of warrant valuations          145,084                --           236,700           504,243
   Research & development                           --                --                --                --           679,207
                                          ------------      ------------      ------------      ------------      ------------

   Total expenses                              153,739           245,841           446,962           414,595         2,884,081
                                          ------------      ------------      ------------      ------------      ------------

NET (LOSS)                                $   (153,739)     $   (245,841)     $   (446,962)     $   (414,595)     $ (2,884,081)
                                          ============      ============      ============      ============      ============

NET (LOSS) PER SHARE                                 *      $      (0.01)     $      (0.01)     $      (0.01)
                                          ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                 45,171,681        42,149,014        45,171,681        41,528,014
                                          ============      ============      ============      ============

* less than $.01 per share


                                         SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS




                                                    ARMOR ELECTRIC, INC.
                                              (A DEVELOPMENT STAGE ENTERPRISE)
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)

                                                                                                            CUMULATIVE FROM
                                                                                                              OCTOBER 29,
                                                                              FOR THE SIX MONTHS ENDED            2003
                                                                                    DECEMBER 31,            (INCEPTION) TO
                                                                            ----------------------------      DECEMBER 31,
                                                                               2007             2006              2007
                                                                            -----------      -----------      -----------
OPERATING ACTIVITIES
          Net (loss)                                                        $  (446,962)     $  (414,595)     $(2,884,082)

          Adjustments to reconcile net (loss) to net cash
           (used) by operating activities:
          Amortization - warrant valuations                                          --          236,700          504,244
          Amortization - financing costs                                             --                            67,047
          Services - stock registration                                                                            35,000
          Contributions to capital                                                4,020            4,020           85,670
          Stock options expense                                                  36,148                            55,323
          Common Stock issued for services                                           --           53,450          289,750

          Changes in operating assets and liabilities:
             Accounts payable - other                                            37,372          (73,131)          26,327
             Trust funds                                                            553
             Prepaid expenses                                                     7,743            3,299           (1,250)
             Accrued liquidating damages - related parties                       55,369               --          199,594
             Accrued interest - related parties                                 109,174           30,759          198,725
             Convertible debt - principal increases                             123,924                           404,067
             Accrued management compensation                                     40,313           36,500          162,533
                                                                            -----------      -----------      -----------
          Total Adjustments and Changes                                         414,062          291,598        2,027,582
                                                                            -----------      -----------      -----------
       NET CASH (USED) BY OPERATING ACTIVITIES                                  (32,899)        (122,997)        (856,499)
                                                                            -----------      -----------      -----------

INVESTING ACTIVITIES:
          (Increase) in financing costs                                              --               --          (67,048)
          Shareholder - advance royalties                                            --          (10,000)        (333,796)
                                                                            -----------      -----------      -----------
       NET CASH (USED) BY INVESTING ACTIVITIES                                       --          (10,000)        (400,844)
                                                                            -----------      -----------      -----------

FINANCING ACTIVITIES
         Proceeds from sale of common stock, net of costs                            --          145,331          666,436
         Proceeds from shareholder loan                                                                           276,247
         Proceeds from related party advances                                    30,000                           170,000
         (Repayments) of shareholder advances                                        --           (2,690)        (120,000)
         Proceeds from convertible debt - related parties                                                         265,000
                                                                            -----------      -----------      -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                 30,000          142,641        1,257,683
                                                                            -----------      -----------      -----------

       NET INCREASE (DECREASE) IN CASH                                           (2,899)           9,643              340

       CASH, BEGINNING OF PERIOD                                                  3,240           27,387               --
                                                                            -----------      -----------      -----------

       CASH, END OF PERIOD                                                  $       340      $    37,031      $       340
                                                                            ===========      ===========      ===========

SUPPLEMENTAL CASH INFORMATION
              Income taxes paid                                                                               $     1,600
                                                                                                              ===========

SUPPLEMENTAL NON-CASH INFORMATION

              Financing costs paid with warrants - Granite                                   $    29,786      $    29,786
                                                                                             ===========      ===========

              Value of common stock escrowed for future legal services:
              Escrow beginning balance                                                            26,450      $        --
              Value of shares transferred to escrow                                               54,000          122,250
              Value of shares applied to legal services                                          (53,450)        (122,250)
                                                                                             -----------      -----------
              Value of escrowed balance receivable                                           $    27,000      $        --
                                                                                             ===========      ===========

              Granite convertible debt discount:
              Beginning balance                                                              $   216,362      $        --
              Allocation of debt to warrant valuation                                             35,836          299,076
              Amortization                                                                      (105,641)        (299,076)
                                                                                             -----------      -----------
              Discount on debt - Granite balance                                             $   146,557      $        --
                                                                                             ===========      ===========

              Pinstripe convertible debt discount:
              Allocation of debt to warrant valuation                                        $   205,168      $   205,168
              Amortization                                                                      (102,582)        (205,168)
                                                                                             -----------      -----------
              Discount on debt - Pinstripe balance                                           $   102,586      $        --
                                                                                             ===========      ===========

                                       SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS




                                                        ARMOR ELECTRIC, INC.
                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

                                                                               Escrowed Shares
                                                                              for legal services             (Deficit)
                                       Common Stock                  Common   ------------------             Accumulated    Total
                                    -------------------              Stock     Number            Shareholder   During       Stock-
                                                          Paid-in Subscription   of     Balance   Advanced   Development    holders'
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


                                                                 5a
(continued below)




                                                        ARMOR ELECTRIC, INC.
                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) (CONTINUED)


                                                                               Escrowed Shares
                                                                              for legal services             (Deficit)
                                       Common Stock                  Common   ------------------             Accumulated    Total
                                    -------------------              Stock     Number            Shareholder   During       Stock-
                                                          Paid-in Subscription   of     Balance   Advanced   Development    holders'
                                       Shares   Amount    Capital  Receivable  Shares  Receivable  Royalty      Stage      (Deficit)
                                    ----------- -------  ----------  ------  ---------  --------  ---------  -----------  ---------
PRIVATE PLACEMENT

Warrant valuation on shares issued in
The private placement                                       238,353                                                         238,353

Common stock subscription receivable                                 (1,000)                                                 (1,000)

Stock offering costs                                        (76,182)                                                        (76,182)

Shareholder advance royalties                                                                      (264,795)               (264,795)

Contributed capital                                          48,970                                                          48,970

Net (loss) for period                                                                                           (189,352)  (189,352)
                                    ----------- -------  ----------  ------  ---------  --------  ---------  -----------  ---------
BALANCE, JUNE 30, 2005               40,671,681  40,671     577,818  (1,000)  (300,000)  (34,500)  (264,795)    (235,693)    82,501

Cancelled common stock subscribed,
March 4, 2005 at $.10 per share         (10,000)    (10)       (990)  1,000                                                       -

Contributed capital                                           6,100                                                           6,100

Correction to stock offering
costs-prior year                                             35,000                                                          35,000

Shares issued from escrowed shares                                              70,000     8,050                              8,050

Discount on convertible debt
- warrants                                                  263,240                                                         263,240

Shareholder advance royalties                                                                       (59,000)                (59,000)

Net (loss) for the year                                                                                         (824,099)  (824,099)
                                    ----------- -------  ----------  ------  ---------  --------  ---------  -----------  ---------
BALANCE, JUNE 30, 2006               40,661,681  40,661     881,168       -   (230,000)  (26,450)  (323,795)  (1,059,792)  (488,208)


Shares issued August 16, 2006 to
escrow @ $.09 per share                 300,000     300      26,700           (300,000)  (27,000)                                 -

Shares issued from escrow,
September 30, 2006                                                             456,000    46,790                             46,790

Discount on convertible
debt - warrants                                             241,004                                                         241,004

Warrant valuation on waiver
agreement                                                    29,786                                                          29,786

Shares issued September 18, 2006
for cash at $.10 per share, net
of warrant valuation                    550,000     550      26,172                                                          26,722

Warrant valuation on shares issued
on September 18, 2006                                        28,278                                                          28,278

Shares issued November 9, 2006 for
cash at $.10 per share, net of
warrant valuation                        10,000      10         125                                                             135

Warrant valuation on shares issued
on November 9, 2006                                             865                                                             865

Shares issued November 23, 2006 to
escrow @ $.09 per share                 300,000     300      26,700           (300,000)  (27,000)                                 -

Shares issued November 23, 2006 for
cash at $.10 per share, net of
warrant valuation                     1,000,000   1,000      47,546                                                          48,546

Warrant valuation on shares issued
on November 30, 2006                                         51,454                                                          51,454

Shares issued from escrow,
December 31, 2006                                                               74,000     6,660                              6,660


                                                                 5b
(continued below)




                                                        ARMOR ELECTRIC, INC.
                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) (CONTINUED)

                                                                               Escrowed Shares
                                                                              for legal services             (Deficit)
                                       Common Stock                  Common   ------------------             Accumulated    Total
                                    -------------------              Stock     Number            Shareholder   During       Stock-
                                                          Paid-in Subscription   of     Balance   Advanced   Development    holders'
                                       Shares   Amount    Capital  Receivable  Shares  Receivable  Royalty      Stage      (Deficit)
                                    ----------- -------  ----------  ------  ---------  --------  ---------  -----------  ---------

Shares issued January 10, 2007 to
escrow @ $.09 per share                 150,000     150      13,350           (150,000)  (13,500)                                 -

Shares issued January 18, 2007 for
cash at $.10 per share, net of
warrant valuation                       250,000     250      1,992                                                            2,242

Warrant valuation on shares issued
on January 18, 2007                                          22,758                                                          22,758

Shares issued February 5, 2007 for
cash at $.10 per share, net of
warrant valuation                       250,000     250           -                                                             250

Warrant valuation on shares issued
on February 5, 2007                                          24,750                                                          24,750

Options valuation on Employee stock
options granted on March 26, 2007                             19,175                                                         19,175

Stock offering costs                                        (13,169)                                                        (13,169)

Shareholder advance royalties                                                                       (10,000)                (10,000)

Shares issued April 23, 2007 for
consulting agreement @$.06 per share    250,000     250      14,750                                                          15,000

Shares issued April 23, 2007 for
research and development services
@ $.06 per share                      1,000,000   1,000      59,000                                                          60,000

Shares issued May 17, 2007 to escrow
@ $.045 per share for future legal
services                                450,000     450      19,800           (450,000)  (20,250)                                 -

Shares issued from escrow,
June 30, 2007                                                                  900,000    60,750                             60,750

Contributed capital                                           8,040                                                           8,040

Net (loss) for the year                                                                                      (1,377,327) (1,377,327)
                                   ----------- -------  ----------  ------  ---------  --------  ---------  ----------- -----------
BALANCE, JUNE 30, 2007              45,171,681  45,171   1,530,243       -          -         -   (333,795)  (2,437,119) (1,195,499)

(UNAUDITED)
Valuation of Employee Stock
options granted on March 26, 2007                           36,148                                                           36,148

Contributed capital                                          4,020                                                            4,020

Net (loss) for the period                                                                                      (446,962)   (446,962)
                                   ----------- -------  ----------  ------  ---------  --------  ---------  ----------- -----------
BALANCE, December 31, 2007
(UNAUDITED)                         45,171,681 $45,171  $1,570,411  $    -          -  $      -  $(333,795) $(2,884,081)$(1,602,294)
                                   =========== =======  ==========  ======  =========  ========  =========  =========== ===========

                                           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                                 5c

ARMOR ELECTRIC, INC.

Notes to Financial Statements (unaudited)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of December 31, 2007 and the results of its operations and cash flows for the three and six months ended December 31, 2007 and 2006 have been made. Operating results for the six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ended June 30, 2008.

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

As of December 31, 2007 we had a deficit in working capital and stockholders' equity, and are technically insolvent. Since April, 2007 we are in default on interest payments on five convertible debentures (Note 5), one of which resulted in a Summary Judgment (Note 7).

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the six months ended December 31, 2007, a shareholder loaned us $20,000 for which we issued two non-negotiable promissory notes which are unsecured and bear interest at 10% per annum. In addition, a company owned by our President advanced us an additional $10,000 as a short term unsecured advance.

NOTE 4 - CONTRIBUTED CAPITAL

Capital contributed by a shareholder during the current six month period ended December 31, 2007 of $4,020 for office overhead was based on the fair value of such services.

NOTE 5 - DEFAULTS ON DEBT AND EQUITY FINANCING

Below is a table containing summary information about the five defaulted convertible debentures:

                                                Granite        Granite        Pinstripe
                                                Convertible    Convertible    Convertible
                                                Debt #s 1-3    Debt #4        Debt           Totals
                                                ----------     ----------     ----------     ----------
TOTAL AMOUNTS DUE AND PAYABLE
       AS OF JUNE 30, 2007:
       Principal and principal penalties        $  449,688     $   50,000     $  367,252     $  866,940
       Accruals:
       Interest                                     46,213             --         36,638         82,851
       Interest on interest                          1,137             --             --          1,137
       Liquidated Damages                           54,144             --         41,841         95,985
       Interest on Damages                           3,441             --          2,122          5,563
                                                ----------     ----------     ----------     ----------
       TOTAL DUE AS OF JUNE 30, 2007               554,623         50,000        447,852      1,052,475

       CURRENT SIX MONTHS ENDED  ACCRUALS:
       Additional Principal on July 1, 2007             --         16,500         90,274        106,774
       Additional Principal                                        17,150                        17,150
       Accruals for the current year (6 mo.):           --
       Interest -06.30.07                                           6,747                         6,747
       Liquidated Damages - 06.30.07                                8,000                         8,000
       Interest on Damages - 06.30.07                                 420                           420
       Interest                                     40,922          6,052         33,109         80,082
       Interest on interest                          5,136            752          4,087          9,975
       Liquidated Damages                           13,185          5,320         28,864         47,369
       Interest on Damages                           5,763            933          5,255         11,950
                                                ----------     ----------     ----------     ----------

       TOTAL DUE AS OF DECEMBER 31, 2007        $  619,629     $  111,872     $  609,441     $1,340,942
                                                ==========     ==========     ==========     ==========

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

LAWSUIT DATED NOVEMBER 2, 2007

On November 16, 2007, we received a "Request for Judicial Intervention" filed on behalf of one of the noteholders referenced above, whose notice of default was rendered on July 20, 2007, along with the Granite note 4 requesting a "Summary Judgment in Lieu of Complaint" We are required to answer to the "Notice of Motion" and to supply certain supporting documents to the plaintiff's attorney on or before December 12, 2007. The debt holder is requesting a summary judgment as of November 2, 2007 for $312,091, plus attorney's fee of $3,065. We have accrued as of September 30, 2007, $304,249 for these two obligations. We do not have the financial resources to respond and are not going to prepare a response at this time.

NOTE 6 - EMPLOYEE STOCK OPTION PLAN

There were no changes in the stock options outstanding during the current six months ended December 31, 2007. As of July 1, 2007, we had an unamortized beginning balance of $125,617 for stock option compensation. We amortized in the current six month period $36,148, leaving a remaining unamortized balance of $89,469, as of December 31, 2007.

NOTE 7 - SUBSEQUENT EVENTS

NOTE PAYABLE - RELATED PARTY

On February 14, 2008, our President loaned us $11,940, for which we issued a non-negotiable promissory note which is unsecured and bear interest at 10% per annum.

SUMMARY JUDGMENT

On January 3, 2008, a summary judgment was entered by the Supreme Court of the State of New York against us in favor of a Granite investor (Note 5), the same investor which owns Granite Convertible debt #1 and #4 above, in the amount of $315,000. We were notified by the plaintiff of the judgment and received a copy of the order to be entered at a hearing on or about January 28, 2008. As of February 20, 2008, we have not received the final decree.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

INTRODUCTION AND NOTE ON FORWARD LOOKING STATEMENTS

You should keep in mind the following as you read this Quarterly Report on Form 10-QSB:

         o the terms "we", "us", "our", "Armor", "Armor Electric", or the "Company" refer to Armor Electric Inc. and its subsidiary; and

         o our fiscal year ends on June 30; references to fiscal 2007 and fiscal 2006 and similar constructions refer to the fiscal year ended on June 30 of the applicable year.

This Quarterly Report on Form 10-QSB contains statements which, to the extent they do not recite historical fact, constitute "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by the use of words like "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "continue," and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption "Risks Related to Our Business" in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007. These forward looking statements are made only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-QSB.

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

The Company's plan of operation for the next twelve months is to raise sufficient capital to meet its delinquent debt obligations and to continue to develop the rights and technology owned by Nova Electric Systems Inc., its wholly-owned subsidiary ("Nova"). Nova is in the business of developing and marketing electronic propulsion and battery power systems for electric powered vehicles.

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

In March 2007, the Company executed a license agreement with Nu Pow'r, LLC, under which it received an exclusive, perpetual license to market and manufacture certain products of Nu Pow'r. The agreement does not convey the intellectual property associated with the Nu Pow'r electric propulsion systems or energy storage systems. The Company also agreed to pay Nu Pow'r a 15% percent royalty on the net profit of any of the vehicles covered by the license arrangement. In general, Nu Pow'r will receive 65% of the net profits and Armor will receive 35%. With respect to vehicle frames, Armor is to receive 85% and Nu Pow'r is to receive 15% of net profits.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The Company has incurred operating losses since its inception, related primarily to development, amortization and general administrative costs. During the second quarter of fiscal 2008 the Company lost $153,739, compared with a loss of $245,841 during the corresponding period in fiscal 2007. The Company has incurred cumulative losses of $2,884,081 since inception.

General and administrative expenses (including legal and consulting fees and management compensation) were $92,544 during the quarter, compared to $84,966 for the corresponding quarter in the preceding fiscal year. The increase in the current quarter is due principally to increased levels of management compensation. Debt servicing expense, consisting principally of interest, increased to $61,195 (compared to $15,790 during the preceding quarter) due to interest on the Convertible Debentures and related party debt.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations from private financing. The Company has suffered recurring losses from operations and has a working capital deficiency (current assets less current liabilities) of $1,602,294 as of December 31, 2007.

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

Since April 2007 we have been in default on interest payments on five convertible debentures, with an aggregate balance, as of December 31, 2007, of $1,340,942.

In January 2008 one of the convertible debenture holders obtained a judgment against the Company in the amount of $315,000. To the Company's knowledge, no action has been taken to enforce the judgment against the Company's assets, but such action could be taken at any time.

CASH REQUIREMENTS AND NEED FOR ADDITIONAL FUNDS

In order to develop the Company's marketing strategy, the Company anticipates it will require approximately $750,000 in the coming year for general and administrative expenses and research and development which could be provided through additional financing by way of private placements such as the Company has done in the past. In addition, the Company may have to raise additional funds to retire or refinance the Convertible Debentures.

ITEM 3. CONTROLS AND PROCEDURES

The Company's principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of
1934) as of December 31, 2007 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2007, the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November of 2007 the Company received a Summons and Notice of Motion for Summary Judgment in Lieu of Complaint filed in the Supreme Court of New York. The action was filed by Schreiber Living Trust, holder of Convertible Debentures issued by the Company. The Motion alleges that the amount due under the Convertible Debentures is $312,090, and seeks recovery of that amount, plus interest and attorneys' fees. The Company did not file a response to the action and, in January 2008, a judgment for $315,000 was entered against the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default under five convertible debentures, with an aggregate balance, as of December 31, 2007, of $1,340,942.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 20, 2008
                                                  ARMOR ELECTRIC INC.


                                                  /s/ Merrill Moses
                                                  ------------------------------
                                                  Merrill Moses, President